Form 10-Q
period 2013-03-31
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2013-05-20
CIK 1082176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 333-176820

KLEANGAS ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-53499508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8110 Ulmerton Rd., Largo, FL	33771
(Address of principal executive offices)	(zip code)

(727) 364-2744
(Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [     ]     No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [     ]      No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [     ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2013, there were 2,416,648,358 shares of the Registrant’s Common Stock outstanding.

KLEANGAS ENERGY TECHNOLOGIES, INC.
For The Quarterly Period Ended March 31, 2013

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$850	$40
TOTAL ASSETS	$850	$40

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses - related parties	$108,414	$75,251
Other accrued expenses	10,011	8,500
Due to shareholder	3,300	3,300
Note payable	480	-
Note payable - related party	275,000	275,000
TOTAL CURRENT LIABILITIES	397,205	362,051

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
Series A - 10,000,000 shares authorized,
0 shares issued and outstanding	-

Common stock, $0.000001 par value,
3,000,000,000 shares authorized,
2,416,648,358 shares issued and outstanding	2,417	2,417
Additional paid in capital	25,033	24,683
Deficit accumulated during development stage	(423,805)	(389,111)
TOTAL STOCKHOLDERS' DEFICIENCY	(396,355)	(362,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$850	$40

The accompanying notes are an integral part of these financial statements

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		From inception
	Three months ended	(May 10, 2012) to
	March 31, 2013	March 31, 2013

Revenue	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	34,520	123,890
Interest expense - related party	163	414
Interest expense	11	11
Total Cost and expenses	34,694	124,315

NET LOSS	$(34,694)	$(124,315)

Basic and diluted loss per common share:	$(0.00)

Weighted average number of shares outstanding:	2,416,648,358

The accompanying notes are an integral part of these financial statements

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		From inception
	Three months ended	(May 10, 2012) to
	March 31, 2013	March 31, 2013

OPERATING ACTIVITIES:
Net loss	$(34,694)	$(124,315)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses - related parties	33,163	108,414
Other accrued expenses	1,511	10,011

NET CASH USED IN OPERATING ACTIVITIES	(20)	(5,890)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		27,610
Proceeds from shareholder		3,300
Proceeds from issuance of note payable	480	480
Capital contribution	350	350
Repayment of note payable - related party		(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	830	6,740

INCREASE IN CASH	810	850

CASH - BEGINNING OF PERIOD	40	-

CASH - END OF PERIOD	$850	$850

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in exchange of
common and preferred stock		$275,000

The accompanying notes are an integral part of these financial statements

Kleangas Energy Technologies, Inc. and Subsidiary
(A development stage company)

Notes to Consolidated Financial Statements
March 31, 2013

Note 1. Nature of Business and Basis of Presentation

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. There have been no significant changes in accounting policies since December 31, 2012. The results of operations for the periods are not indicative of the results expected for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in the company's Form S-1, Amendment No. 5 filed on May 10, 2013. The functional currency used by the Company is the US dollar.

A development stage company

The Company did not have any business since inception. Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise. The Company’s financial statements are identified as those of a development stage company, and the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Business

Kleangas Energy Technologies, Inc. (“the Company”) is a development stage company. The Company’s purpose is to design, manufacture and sell Oxy-Hydrogen Systems.

Merger

On August 15, 2012, the Company completed a Plan and Agreement of Merger, dated as of August 15, 2012, by and among Windsor Resource Corp. (“Windsor”), KNGS Acquisition, Inc. and the Company, whereby Windsor issued 2,100,000,000 shares of its common stock to the stockholders of the Company and the Company became the wholly owned subsidiary of Windsor. The Company was considered to be the accounting acquirer, and the merger was accounted for as a reverse merger, with the Company being the accounting survivor. Accordingly, the historical financial statements presented herein are those of Kleangas Energy Technologies, Inc. and do not include the historical financial results of Windsor. Subsequently, Windsor changed its corporate name to Kleangas Energy Technologies, Inc., which is the same as its Florida subsidiary.

In connection with the merger, Richard S. Astrom, the president and sole director of Windsor, entered into an Exchange Agreement, under which 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of common stock of Windsor and $71,044 of its indebtedness to him were exchanged for its secured promissory note to him in the principal amount of $275,000 which bears interest at the rate of 0.24% per annum and $25,000 in cash. The promissory note is due on August 15, 2013, is subject to acceleration in the event of certain events of default and contains certain restrictive covenants.

Note 2 – Significant accounting policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings per Share

FASB ASC 260, "Earnings per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic net earnings per common share are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and its current cash balances will not meet working capital needs. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders or the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Accrued expenses – related parties

Accrued expenses – related parties consists following:

Accrued salary (a)	$100,000
Accrued rent (b)	8,000
Accrued interest – note payable	414
$108,414

(a)

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers. Salary from June 2012 to March 2013 has been accrued.

(b)

On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to March 2013 has been accrued.

Note 5 – Note payable

Note payable – Related Party

Note payable – Related Party consists of a note payable to Richard Astrom, the prior president and sole director of Windsor, bearing interest at 0.24% and due in August 15, 2013. This note is secured by a pledge of all of the shares of the Company’s operating subsidiary of the Company.

Note Payable

Note payable consists of a promissory note with principal amount of $10,000 issued to an unrelated company on January 10, 2013. The note bears interest at the rate of 12% and is to be collateralized by the assets of the corporation. This note is not negotiable and may be repaid at any time without penalty or premium at the sole option of the company. The company received $480 as of March 31, 2013.

Note 5 – Due to shareholder

Due to shareholder consists advances from a shareholder. The amount is non-interest bearing and due on demand.

Note 6 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended March 31, 2013 to the Company’s effective tax rate is as follows:

U.S. federal statutory rate	-34.0%
State income tax, net of federal benefit	-6.0%
Increase in valuation allowance	40.0%
Income tax provision (benefit)	0.0%

The benefit for income tax is summarized as follows:

Federal:
Current	$-
Deferred	11,796
State and local:
Current	-
Deferred	2,082
Change in valuation allowance	(13,878)
Income tax provision (benefit)	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2013 are as follows:

Net operating losses	$49,726
Less: valuation allowance	(49,726)
-
Deferred tax assets	-

As of March 31, 2013 the Company had $124,315 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. No events occurred that require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

The Company is the parent of Kleangas Energy Technologies, Inc., a Florida corporation (“KET”) and conducts no business. The Company has no material assets other than all of the outstanding shares of KET and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by KET or assisting KET in obtaining such financing.

Through KET, we design, manufacture and sell Oxy-Hydrogen Systems. Initially and until we obtain the financing necessary to develop our own products, all of these systems will be manufactured by a third. The purpose of these systems is to promote fuel economy and engine life and to reduce harmful emissions by reducing the amount of fuel required to be used to operate an engine and by reducing the temperatures as which engines operate. These systems function by creating oxygen and hydrogen from distilled water through electrolysis and injecting these gases into the mixture of fuel and air used in gasoline and diesel internal combustion engines. Electrolysis is performed by passing electric current generated by a vehicle’s electrical system through distilled water. The gases thus generated are moved through valves and tubing into the fuel mixture, and is burned in the engine, together with the fuel. Hydrogen is an explosive gas; in order to reduce the possibility of an explosion, the systems that we sell will not store hydrogen, but create it on an “on demand” basis.

We plan to market directly to OEMs and fleet owners with our own sales force, by direct marketing and an internet presence. Products sold to OEMs will be installed and serviced by OEM-trained technicians and products sold to fleet owners will be installed and serviced by us or by their technicians. We commenced operations in May 2012, are a development-stage company and have not yet manufactured any product nor have we sold any products, whether or not manufactured by us.

We will rely initially on third parties for the oxy-hydrogen systems that we sell and, as and if our business develops such that we are able to manufacture these systems in our own facilities, we will rely on third parties for certain components and raw materials used in these systems.

Our sources of revenue will be sales of products, parts and service fees for the products that we sell after the expiration of the warranty thereon and sales of maintenance materials and consumables for products, such as electrolyte solution.

Our History

Prior to the Merger

The Company was incorporated in Delaware on January 8, 2008, for the purpose of being the vehicle whereby Redmond Capital Corp., a Florida corporation (“Redmond”) would change its corporate domicile to Delaware.

Redmond was incorporated effective September 12, 1996, in the State of Florida as Minex Minerals, Inc. On February 3, 1999, it changed its corporate name to Redmond Capital Corp. Redmond’s sole business, which terminated prior to the end of 2004, was the production of an animated television series.

On June 14, 2007, the Circuit Court of the Eleventh Circuit in and for Miami-Dade County, Florida, appointed a receiver over the business of Redmond (Case No. 06-21128 CA 10) and on August 28, 2007, that court issued an order releasing the receiver, closing the case and approving certain actions specified in the receiver’s report, including the issuance of 32,000,000 shares of the common stock of Redmond to Mark Renschler to compensate him for services theretofore rendered to Redmond. Shortly thereafter, he was elected as Redmond’s president, secretary and sole director.

On January 8, 2008, Redmond changed its corporate domicile from Florida to Delaware through a process known as “conversion” as permitted by Florida and Delaware law. In the conversion, the Company was incorporated in Delaware and the Company and Redmond effected the conversion by filing certificates of conversion in Delaware and Florida, respectively. On August 14, 2008, the Company effected a 1-for-2,000 reverse split of its common stock. In November 2008, the Company issued 282,000,000 shares of its common stock and 2,000,000 shares of its Series A Preferred Stock to Mr. Renschler (the “Renschler Shares”).

In 2009, Mr. Renschler resigned as the Company’s sole director and was replaced by Damian Guthrie, who also became its president. On July 31 2010, Mr. Guthrie resigned as an officer and director and was replaced by Richard S. Astrom, who is the father-in-law of Mr. Guthrie. On August 15, 2012, in connection with the merger described below, the Renschler Shares, which had been acquired by Mr. Astrom, were surrendered to the Company and cancelled.

Immediately prior to the merger described below and since its inception in January 2008, the Company was, and from at least October 2004 until its acquisition by conversion in January 2008, Redmond was, a shell company, with nominal assets and no operations.

The Merger

On August 15, 2012, the Company entered into a Plan and Agreement of Merger by and among the Company, KNGS Acquisition, Inc., a Florida corporation and the Company’s wholly owned subsidiary (“Acquisition”), and KET, under which Acquisition was merged with and into KET, with KET being the surviving corporation. As a result of the Merger, the Company was no longer considered a shell company. In connection with the Merger, the Company issued 2,100,000,000 shares of Common Stock to the holders of the common stock of KGS. As a result of the Merger, William B. Wylie and Dennis J. Klein, who are respectively the president and chairman of the board and who are directors of the Company, became its controlling stockholders.

Also in connection with the Merger:

    The Company completed a private placement with 11 investors of 316,500,000 shares of Common Stock for proceeds of $25,000 in cash and payment for services under Securities Purchase Agreements (the “Private Placement”). The Company also entered into Registration Rights Agreements with these investors, under which the Company was obligated to file a registration statement under the Securities Act covering the shares issued in the Private Placement (the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on May 14, 2013.
    Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 2,000,000 shares of its Common Stock, 2,000,000 shares Series A Preferred Stock and $71,044 of its indebtedness to him were exchanged for a secured promissory note of the Company payable to him in the principal amount of $275,000 and bearing interest at the rate of 0.24% per annum and a payment of $25,000. The promissory note is due August 15, 2013, is subject to acceleration in the event of certain events of default and contains certain restrictive covenants.

    On August 28, 2012, KGS filed with the Secretary of State of the State of Florida Certificate of Merger Consummating the Merger and on September 26, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from “Windsor Resource Corp.” to “Kleangas Energy Technologies, Inc.”

As a result of the Merger, our business is now that of the design, manufacture and sale of Oxy-Hydrogen Systems for use in motor vehicles.

Our Common Stock is quoted on OTCQB under the trading symbol “KGET.”

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

Revenues

We had no revenues for the three months ended March 31, 2013. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on May 10, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013, were $34,520, consisting primarily of salaries to officers of $30,000. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on May 10, 2012.

Net Loss

We had a net loss of $34,694 for the three month period ended March 31, 2013. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on May 10, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at March 31, 2013, was $34,694, our accumulated deficit at that date was $423,805. Our cash balance at that date was $850. We financed our operations during this period through advances of $330 made by our two executive officers, Dennis J. Klein and William B. Wylie, and proceeds of $480 from a note payable. During the three-month period then ended, Messrs. Klein and Wylie each earned $15,000 in salary from KET and Mr. Klein was entitled to receive $3,000 under a lease between him and KET. We were unable to pay any of these obligations to Messrs. Klein and Wylie and they have been in our financial statements as “Accrued expenses – related party” and “Due to shareholder” in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the three months ended March 31, 2013, was $20. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on May 10, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013, was $830. There are no comparable results for the three months ended March 31, 2012, because we commenced operations on May 10, 2012.

Cash Requirements

The Company plans to fund its activities, including those of KET, during the balance of 2013 and beyond through the sale of debt or equity securities and/or financing by banks and private investors. The Company believes that it will require approximately $1.5 million fully to fund its operations for the next 12 months and $200,000 in order to commence many of the activities set forth in its plan of operations. We have met and continue to maintain contact with a number of prospective sources of financing and have received indications of interest from some of them, but we have received no firm offers from any of these prospective sources. We can give no assurance that sufficient funding will be available on acceptable terms, or available at all. If we are unable to raise funds when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into the Company’s debt securities, stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of an insufficiency of individuals who have bookkeeping and accounting experience. This is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our stockholders.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLEANGAS ENERGY TECHNOLOGIES, INC.	May 20, 2013

By: /s/ William B. Wylie
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer