Form 10-Q
period 2013-06-30
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2013-08-13
CIK 1082176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$4	$40
TOTAL ASSETS	$4	$40

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses - related parties	$141,579	$75,251
Other accrued expenses	11,541	8,500
Due to shareholder	3,300	3,300
Note payable	1,539	-
Note payable - related party	275,000	275,000
TOTAL CURRENT LIABILITIES	432,959	362,051

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
Series A - 10,000,000 shares authorized,
0 shares issued and outstanding	-

Common stock, $0.000001 par value,
3,000,000,000 shares authorized,
2,416,648,358 shares issued and outstanding	2,417	2,417
Additional paid in capital	25,238	24,683
Deficit accumulated during development stage	(460,610)	(389,111)
TOTAL STOCKHOLDERS' DEFICIENCY	(432,955)	(362,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4	$40

The accompanying notes are an integral part of these financial statements

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From inception	From inception
	Six month ended	Three months ended	(May 10, 2012) to	(May 10, 2012) to
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	71,130	36,610	2,520	160,500
Interest expense - related party	328	165	-	579
Interest expense	41	30	-	41
Total Cost and expenses	71,499	36,805	2,520	161,120

NET LOSS	$(71,499)	$(36,805)	$(2,520)	$(161,120)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	2,416,648,358	2,416,648,358	2,416,648,358

The accompanying notes are an integral part of these financial statements

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		From inception	From inception
	Six months ended	(May 10 2012) to	(May 10, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES:
Net loss	$(71,499)	$(2,520)	$(161,120)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses - related parties	66,328	-	141,579
Other accrued expenses	3,041	-	11,541

NET CASH USED IN OPERATING ACTIVITIES	(2,130)	(2,520)	(8,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		2,610	27,610
Proceeds of loan from a shareholder			3,300
Proceeds from note payable	1,539	-	1,539
Capital contribution	555	-	555
Repayment of note payable - related party			(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,094	2,610	8,004

INCREASE IN CASH	(36)	90	4

CASH - BEGINNING OF PERIOD	40	-	-

CASH - END OF PERIOD	$4	$90	$4

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in exchange of
common and preferred stock			275,000

The accompanying notes are an integral part of these financial statements

Kleangas Energy Technologies, Inc. and Subsidiary
(A development stage company)
Notes to Consolidated Financial Statements
June 30, 2013

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

Note 4 – Accrued expenses – related parties

Accrued expenses – related parties consists following:

Accrued salary (a)	$130,000
Accrued rent (b)	11,000
Accrued interest – note payable	579
$141,579

(a)

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers. Salary from June 2012 to June 2013 has been accrued.

(b)

On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to June 2013 has been accrued.

Note 5 – Note payable

Note payable – Related Party

Note payable – Related Party consists of a note payable to Richard Astrom, the prior president and sole director of Windsor, bearing interest at 0.24% and due in August 15, 2013. This note is secured by a pledge of all of the shares of the Company’s operating subsidiary of the Company.

Note Payable

Note payable consists of a promissory note with an aggregate principal amount of $10,000 issued to an unrelated company on January 10, 2013. The note bears interest at the rate of 12% and is to be collateralized by the assets of the corporation. This note is not negotiable and may be repaid at any time without penalty or premium at the sole option of the company. The company has received $1,539 as of June 30, 2013.

Note 5 – Due to shareholder

Due to shareholder consists advances from a shareholder. The amount is non-interest bearing and due on demand.

Note 6 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended June 30, 2013 to the Company’s effective tax rate is as follows:

U.S. federal statutory rate	-34.0%
State income tax, net of federal benefit	-6.0%
Increase in valuation allowance	40.0%
Income tax provision (benefit)	0.0%

The benefit for income tax is summarized as follows:

Federal:
Current	$-
Deferred	12,514
State and local:
Current	-
Deferred	2,208
Change in valuation allowance	(14,722)
Income tax provision (benefit)	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2013 are as follows:

Net operating losses	$50,734
Less: valuation allowance	(50,734)
-
Deferred tax assets	-

As of June 30, 2013 the Company had $126,835 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Our History

Prior to the Merger

The Company was incorporated in Delaware on January 8, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

Revenues

We had no revenues for the three month periods ended June 30, 2013, and June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013, were $36,310, consisting primarily of salaries to officers of $30,000. For the period that began with our inception on May 10, 2012, and ended June 30, 2012, general and administrative expenses were $2,520. Expenses were lower during the prior period principally because we had not then begin to pay officers’ salaries.

Net Loss

We had a net loss of $36,805 for the three month period ended June 30, 2013. For the period that began with our inception on May 10, 2012, and ended June 30, 2012, our net loss was $2,520.The difference in net loss for the two periods is due primarily to the fact that we accrued of officers’ salaries in the later period but not in the earlier period.

SIX MONTHS ENDED JUNE 30, 2013

Revenues

We had no revenues for the six month periods ended June 30, 2013, and June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013, were $71,130, consisting primarily of salaries to officers of $60,000. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on May 10, 2012.

Net Loss

We had a net loss of $71,499 for the six month period ended June 30, 2013. There are no comparable results for the six months ended June 30, 2012, because we commenced operations on May 10, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at June 30, 2013, was $71,499 and our accumulated deficit at that date was $460,610. Our cash balance at that date was $4. We financed our operations during this period through capital contributions of $555 made by our two executive officers, Dennis J. Klein and William B. Wylie, and proceeds of $1,539 from a note payable. During the six-month period then ended, Messrs. Klein and Wylie each earned $30,000 in salary from KET and Mr. Klein was entitled to receive $6,000 under a lease between him and KET. We were unable to pay any of these obligations to Messrs. Klein and Wylie and they have been in our financial statements as “Accrued expenses – related party” and “Due to shareholder” in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the six months ended June 30, 2013, was $2,130.

Net cash provided by financing activities for the six months ended June 30, 2013, was $2,094.

We financed our operations during the six months ended June 30, 2013, through stockholder contributions and loans.

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

KLEANGAS ENERGY TECHNOLOGIES, INC.	August 13, 2013

By: /s/ William B. Wylie
       Principal executive officer; Director;
       Acting principal accounting officer;
       Acting principal financial officer