Form 10-Q
period 2013-09-30
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2013-11-20
CIK 1082176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q

--------------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 333-176820

KLEANGAS ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-53499508
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3001 N. Rocky Pt. Rd, Suite 200
Tampa, FL	33771
(Address of Principal Executive Offices)	(Zip Code)

_____(888) 720-0806______

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

As of November 14, 2013, there were 2,423,648,517 of the Registrant’s Common Stock outstanding

Table of Contents

KLEANGAS ENERGY TECHNOLOGIES, INC.

For The Quarterly Period Ended September 30, 2013

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$29	$40
TOTAL ASSETS	$29	$40

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses - related parties	$174,743	$75,251
Other accrued expenses	13,117	8,500
Due to shareholder	4,340	3,300
Note payable	2,534	—
Note payable - related party	275,000	275,000
TOTAL CURRENT LIABILITIES	469,734	362,051

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value,
Series A - 10,000,000 shares authorized,
0 shares issued and outstanding	—

Common stock, $0.000001 par value,
3,000,000,000 shares authorized,
2,416,648,358 shares issued and outstanding	2,417	2,417
Additional paid in capital	25,238	24,683
Deficit accumulated during development stage	(497,360)	(389,111)
TOTAL STOCKHOLDERS' DEFICIENCY	(469,705)	(362,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$29	$40

The accompanying notes are an integral part of these financial statements

Table of Contents	1

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				From inception	From inception
	Three months ended		Nine months ended	(May 10, 2012) to	(May 10, 2012) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$—	$—	$—	$—	$—

COSTS AND EXPENSES:
General and administrative expenses	36,510	42,480	107,640	45,000	197,010
Interest expense (loss) - related party	164	27	492	27	744
Interest expense	76	—	117	—	117
Total Cost and expenses	36,750	42,507	108,249	45,027	197,871

NET LOSS	$(36,750)	$(42,507)	$(108,249)	$(45,027)	$(197,871)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	2,416,648,358	2,416,648,358	2,416,648,358	2,416,648,358

The accompanying notes are an integral part of these financial statements

Table of Contents	2

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		From inception	From inception
	Nine months ended	(May 10 2012) to	(May 10, 2012) to
	September 30, 2013	September 30, 2012	September 30,2013

OPERATING ACTIVITIES:
Net loss	(108,249)	(45,027)	(197,870)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses - related parties	99,492	42,027	174,743
Other accrued expenses	4,617	—	13,117

NET CASH USED IN OPERATING ACTIVITIES	(4,140)	(3,000)	(10,010)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		27,610	27,610
Proceeds of loan from a shareholder	1,040	700	4,340
Proceeds from note payable	2,534	—	2,534
Capital contribution	555	—	555
Gain on forgiveness of Debt	—	(25,000)	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,129	3,310	10,039

INCREASE (DECREASE) IN CASH	(11)	310	29

CASH - BEGINNING OF PERIOD	40	—	—

CASH - END OF PERIOD	29	310	29

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in exchange of
common and preferred stock	—	275,000	275,000

The accompanying notes are an integral part of these financial statements

Table of Contents	3

Notes to Consolidated Financial Statements

September 30, 2013

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

In connection with the merger, Richard S. Astrom, the president and sole director of Windsor, entered into an Exchange Agreement, under which 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of common stock of Windsor and $71,044 of its indebtedness to him were exchanged for its secured promissory note to him in the principal amount of $275,000 which bears interest at the rate of 0.24% per annum and $25,000 in cash. The promissory note is due on August 15, 2013, is subject to acceleration in the event of certain events of default and contains certain restrictive covenants. On October 1, 2013, the note was satisfied by the Company.

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

Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Income Taxes

Table of Contents	4

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has incurred losses since inception, and its current cash balances will not meet working capital needs. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders or the attainment of profitable operations. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 4 – Accrued expenses – related parties

Accrued expenses – related parties consists following:

Accrued salary (a)	$160,000
Accrued rent (b)	14,000
Accrued interest	743
$174,743

(a)	On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers. Salary from June 2012 to September 2013 has been accrued.

(b)	On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to September 2013 has been accrued.

Note 5 – Note payable

Note payable – Related Party

Note payable – Related Party consists of a note payable to Richard Astrom, the prior president and sole director of Windsor, bearing interest at 0.24% and due in August 15, 2013. This note is secured by a pledge of all of the shares of the Company’s operating subsidiary of the Company. On October 1, 2013, the note was satisfied by the Company.

Note Payable

Note payable consists of a promissory note with an aggregate principal amount of $10,000 issued to an unrelated company on January 10, 2013. The note bears interest at the rate of 12% and is to be collateralized by the assets of the corporation. This note is not negotiable and may be repaid at any time without penalty or premium at the sole option of the company. The company has received $2,534 as of September 30, 2013.

Note 6 – Due to shareholder

Due to shareholder consists advances from a shareholder. The amount is non-interest bearing and due on demand.

Table of Contents	5

Note 7 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended September 30, 2013 to the Company’s effective tax rate is as follows:

U.S. federal statutory rate	-34.0%
State income tax, net of federal benefit	-6.0%
Increase in valuation allowance	40.0%
Income tax provision (benefit)	0.0%

The benefit for income tax is summarized as follows:

Federal:
Current	$—
Deferred	36,805
State and local:
Current	—
Deferred	6,495
Change in valuation allowance	(43,300)
Income tax provision (benefit)	$—

As of September 30, 2013 the Company had approximately $197,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 8 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. On October 1, 2013, the note of $275,000 was satisfied by the Company (see note 5).

Table of Contents	6

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

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

Also in connection with the Merger:

_	The Company completed a private placement with 11 investors of 316,500,000 shares of Common Stock for proceeds of $25,000 in cash and payment for services under Securities Purchase Agreements (the “Private Placement”). The Company also entered into Registration Rights Agreements with these investors, under which the Company was obligated to file a registration statement under the Securities Act covering the shares issued in the Private Placement (the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on May 14, 2013.

_	Richard S. Astrom, the Company’s president and sole director, entered into an Exchange Agreement with the Company, under which 2,000,000 shares of its Common Stock, 2,000,000 shares Series A Preferred Stock and $71,044 of its indebtedness to him were exchanged for a secured promissory note of the Company payable to him in the principal amount of $275,000 and bearing interest at the rate of 0.24% per annum and a payment of $25,000. The promissory note is due August 15, 2013, is subject to acceleration in the event of certain events of default and contains certain restrictive covenants.

_	On August 28, 2012, KGS filed with the Secretary of State of the State of Florida Certificate of Merger Consummating the Merger and on September 26, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from “Windsor Resource Corp.” to “Kleangas EnergyTechnologies, Inc.”

Table of Contents	7

As a result of the Merger, our business is now that of the design, manufacture and sale of Oxy-Hydrogen Systems for use in motor vehicles.

Our Common Stock is quoted on OTCQB under the trading symbol “KGET.”

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We had no revenues for the three month periods ended September 30, 2013, and September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013, and 2012 were $36,510 and $42,480 respectively consisting primarily of salaries to officers of $30,000. For the period that began with our inception on May 10, 2012, and ended September 30, 2013, general and administrative expenses were $197,010.

Net Loss

We had a net loss for the three month period ended September 30, 2013 and 2012 of $36,750 and $42,507 respectively. For the period that began with our inception on May 10, 2012, and ended September 30, 2013, our net loss was $197,871.

NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

We had no revenues for the nine month periods ended September 30, 2013, and for the period from inception (May 10, 2012) to September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013, were $107,640 consisting primarily of salaries to officers of $90,000. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on May 10, 2012.

Net Loss

We had a net loss of $108,249 for the Nine month period ended September 30, 2013. There are no comparable results for the nine months ended September 30, 2012, because we commenced operations on May 10, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our net loss at September 30, 2013, was $108,249 and our accumulated deficit at that date was $497,360. Our cash balance at that date was $29. We financed our operations during this period through capital contributions and proceeds from a note payable.

During the nine-month period then ended, Messrs. Klein and Wylie each earned $60,000 in salary from KET and Mr. Klein was entitled to receive $6,000 under a lease between him and KET. We were unable to pay any of these obligations to Messrs. Klein and Wylie and they have been in our financial statements as “Accrued expenses – related party” and “Due to shareholder” in our financial statements. We will be able to pay these obligations only from revenues from our operations and/or financing. Given our current financial condition and prospects, we can give no assurance as to whether or when we will be able to do so.

Net cash used in operating activities for the six months ended September 30, 2013, was $4,140.

Net cash provided by financing activities for the six months ended September 30, 2013, was $4,129.

We financed our operations during the Nine months ended September 30, 2013, through stockholder contributions and loans.

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

Table of Contents	8

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Table of Contents	9

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. On October 1, 2013, the note of $275,000 was satisfied by the Company (see note 5 of the Financial statements).

On November 8, 2013 the President agreed to return the 1,050,000,000 shares of Company stock issued to him and return those share to the Treasury and as agreed the Company issued a Note in the amount of $25,000 with a 6% interest rate per annum and all due and payable in six months for the return of those shares.

On November 15, 2013 President of the Company negotiated a merger agreement between Kleangas Energy Technologies, Inc. and Green Day Technologies, Inc., with Kleangas Energy Technologies, Inc., being the surviving Company. The Merger agreement is being prepared by the Companies Attorney and is to be finalized on or before November 30, 2013.

On November 20, 2013 The Board of Directors of Kleangas Energy Technologies, Inc., offered the position of CEO to Mr. Bo Linton who is also President of Green Day Technologies, Inc. which when the merger is complete will become Kleangas Energy Technologies, Inc.

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

KLEANGAS ENERGY TECHNOLOGIES, INC. November 20, 2013

By: /s/ William B. Wylie

Principal executive officer; Director;

Acting principal accounting officer;

Acting principal financial officer

Table of Contents	10