Form 10-K
period 2013-12-31
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2014-04-16
CIK 1082176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2013

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to

Commission File Number: 333-176820

KLEANGAS ENERGY TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	45-53499508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3001N. Rocky Point Rd. Suite 200 Tampa, Florida	33771
(Address of principal executive offices)	(Zip Code)
(888) 720-0806
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Table of Contents

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2013, approximately $2,416..

As of April 14, 2014, there were 4,012,520,675 shares of the issuer’s $.000001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Table of Contents	2

Table of Contents	3

PART I

Forward-Looking Information

This Annual Report of Kleangas Energy Technologies Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

We were incorporated in Delaware on January 8, 2008, for the purpose of being the vehicle whereby Redmond Capital Corp., a Florida corporation (“Redmond”) would change its corporate domicile to Delaware. Redmond was incorporated effective September 12, 1996, in the State of Florida under the corporate name Minex Minerals, Inc. On February 3, 1999, it changed its corporate name to Redmond Capital Corp. Redmond’s sole business, which terminated prior to the end of 2004, was the production of an animated television series.

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

On January 8, 2008, Redmond changed its corporate domicile from Florida to Delaware through a process known as “conversion” as permitted by Florida and Delaware law. In the conversion, we were incorporated in Delaware and we effected the conversion with Redmond by filing certificates of conversion in Delaware and Florida, respectively.

Immediately prior to the merger described below and since our inception in January 2008, we were, and from at least October 2004 until our acquisition by conversion in January 2008, a shell company, with nominal assets and no operations.

KNGS Merger

On August 15, 2012, we entered into a Plan and Agreement of Merger by and among KNGS Acquisition, Inc., a Florida corporation and our wholly owned subsidiary (“Acquisition”), and Kleangas Energy Technologies, Inc., a private Florida corporation ("KET") under which Acquisition was merged with and into KET with KET being the surviving corporation (the "Merger"). As a result of the Merger, we are no longer considered a shell company.

Table of Contents	4

On December 3, 2013, our Board of Directors authorized the return to treasury of 1,052,000,000 shares of our restricted common stock. As a result of the Merger, we had issued 2,100,000,000 shares of our common stock to the holders of the common stock of KET. As a result of the Merger, William B. Wylie and Dennis J. Klein became our controlling shareholders. Of the 2,100,000,000 shares, 1,052,000,000 shares of common stock were previously returned to treasury.

Green Day Share Exchange Agreement

Our Board of Directors approved the execution of a share exchange agreement dated November 15, 2013 (the "Share Exchange Agreement") with Green Day Technologies Inc., a Florida corporation ("Green Day"). On December 18, 2013, we entered into and executed an amendment to the Share Exchange Agreement with Green Day (the "Amendment"). In accordance with the terms and provisions of the Amendment to Share Exchange Agreement: (i) the shareholders of Green Day (the "Green Day Shareholders") tendered tender their shares of common stock to us in exchange for the issuance by us of shares of our restricted common stock on the basis of one share of common stock of Green Day for seventeen (17) shares of our common stock; and (ii) the Green Day Shareholders tendered to us their shares of preferred stock in exchange for the issuance by us of a corresponding share on a one to one basis of either its Series A, B, C or D preferred stock. Thus, Green Day became a wholly-owned subsidiary.

Effective January 22, 2014, the Board of Directors approved the issuance of the shares of common stock and preferred stock to the Green Day Shareholders in accordance with the terms and provisions of the Share Exchange Agreement. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

We commenced operations in May 2012 and are a development-stage company. Our common stock is quoted on and traded over OTCQB under the symbol “KGET.

Increase in Authorized Capital

Effective February 11, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to authorize an increase in authorized capital from 3,000,000,000 shares of common stock, par value $0.001, to 5,000,000,000 shares of common stock, par value $0.001 (the “Amendment”). The Amendment was filed with the Secretary of State of Delaware on February 18, 2014 reflecting the authorized common stock shall be an aggregate 5,000,000,000 shares consisting of 5,000,000,000 shares of common stock, par value $0.000001, and 10,001,000 shares of preferred stock, par value $0.000001. The Amendment will not affect the number of our issued and outstanding common shares.

CURRENT BUSINESS OPERATIONS

We are a research and development company dedicated to producing alternative clean technologies that promote energy efficiency throughout a wide range of applications. We design, develop and market various technologies, including Oxy-Hydrogen on-demand generators, reverse fuel cells, solar to hydrogen fuel cells and other products to deliver a clean gas that provides energy savings, emissions reductions of diesel fuel and other natural gas applications. We believe that all of our products are designed to assist companies in reducing operational costs, providing a competitive advantage and increasing our customers' profitability.

Our subsidiary, Green Day, has licensed patented waste heat to electric power generation technology which works as a co-generator when installed on a primary electrical generator unit. We believe it is also powerful enough to serve as a primary energy source. Green Day has pending contracts to sell refuse and biomass derived pellets, which are alternatives to producing electricity instead of the traditional method of burning coal.

Table of Contents	5

OXY-HYDROGEN SYSTEMS

In accordance with the terms and provisions of the Acquisition, we are the parent of KET. Through KET, we will design, manufacture and sell Oxy-Hydrogen Systems. We are developing an electrolyzer unit, which is a component of Oxy-Hydrogen Systems, that produces hydrogen and oxygen for these systems. This unit offers the advantage of producing adequate quantities of these gases with lower power requirements, lower weight and smaller size. Initially and until we obtain the financing necessary to develop our own products, all of these systems will be manufactured by a third party. The purpose of these systems is to promote fuel economy and engine life and to reduce harmful emissions by reducing the amount of fuel required to be used to operate an engine and by reducing the temperatures as which engines operate. These systems function by creating oxygen and hydrogen from distilled water through electrolysis and injecting these gases into the mixture of fuel and air used in gasoline and diesel internal combustion engines. Electrolysis is performed by passing electric current generated by a vehicle’s electrical system through distilled water. The gases thus generated are moved through valves and tubing into the fuel mixture, and is burned in the engine, together with the fuel. Hydrogen is an explosive gas. In order to reduce the possibility of an explosion, the systems that we sell will not store hydrogen, but create it on an “on demand” basis.

Private Label Agreement

On November 19, 2012, KET entered into that certain five-year private label agreement (the "Private Label Agreement") with Global Hydrogen Technologies, Inc. (“GHT”). Under the terms and provisions of the Private Label Agreement, GHT granted to KET a nonexclusive license to resell GHT’s oxy-hydrogen generator/electrolyzers styled its “Mark” and “Titan” series (and, with the prior approval of GHT, enhancements and sophistications thereof) under our private label. KET may sublicense, subject to the approval of GHT. The products comprising the “Mark” series are:

• Mini-Mark: This product was designed for small 4 cylinder engine applications such as auxiliary power units that supplement a vehicle’s main engine.

• Mark V: This product was designed to supplement refrigerated trailer units and for small box and delivery trucks.

• Mark VI-Base: This product was designed for medium-duty diesel-powered vehicles, including school buses, small transit buses, tow trucks and small off-road equipment such as front loaders and bulldozers.

• Mark VI-Modified: This unit was designed for large transit buses and medium sized diesel engine applications, such as heavy construction equipment and over-the-road Class 8 trucks (which weigh more than 33,000 pounds.

Under further terms and provisions of the Private Label Agreement, KET has agreed to install, distribute and sell the licensed products in “commercially reasonable quantities” and to commence doing so within “a reasonable time period.” In the event that it fails to do so, GHT may terminate the Private Label Agreement. We can give no assurance that KET will be able to comply with these obligations because its ability to do so depends upon our ability to obtain the capital necessary to conduct our business and to purchase GHT’s products. Under this agreement, KET will pay GHT 150% of the cost of its materials, parts and labor for its products.

GHT has represented and warranted that all products that it sells to KET will: (i) conform to GHT’s most current written specifications for such products; (ii) be fit for their intended use; (iii) to the best of GHT’s knowledge, be free, from infringement of all copyright, trademarks, patents and other intellectual property rights; and (iv) be manufactured and distributed in compliance with good manufacturing practices, applicable Federal laws and regulations of the United States and other countries, applicable state laws and regulations of the State of Florida and other states. GHT and KET have agreed to indemnify one another against certain liabilities, including product liabilities, in respect of the products sold to KET by GHT and resold by KET.

Table of Contents	6

We believe that the products and services provided under the Private Label Agreement will enable us to expand more quickly than we could using our internal resources alone. While we believe that GHT will be able to manufacture the approximately 300 units that we plan to sell during the next twelve months, there is no assurance that GHT will be able to supply these products and services on a timely basis and in the quantities required or that GHT will remain in business. We are not required to purchase units in any specified quantity from GHT. Accordingly, we plan to purchase units from it when and as needed.

As of the date of this Annual Report, we have not yet acquired any units from GHT. Furthermore, as of the date of this Annual Report, GHT has not yet commenced production of the Titan series, which is intended for installation in diesel engines having a displacement of more than 30 liters.

Marketing, Products and Sales

Our potential customers are OEMs and fleet owners. We plan to market to OEMs by personal contact and to fleet owners by personal contact and an internet presence. We presently have no customers, although we have had preliminary discussions with six prospective commercial fleet customers. These discussions have not moved beyond verbal expressions of interest in our technology and potential savings from its utilization. We can give no assurance that any of these discussions will mature into firm contracts or as to the volume or dollar amount of products that would be sold under any such contract. We plan to sell approximately 300 units manufactured by a third party during the next 12 months, but we can give no assurance that we will receive orders of this magnitude or that, if we do, we will be able to raise the capital necessary to acquire these units for resale and/or to manufacture them.

None of the products that we may sell during 2014 will be manufactured by us and our ability to manufacture a product that we are developing in 2015 and beyond depends upon the time at which such development matures by the grant of a patent and upon the availability of capital.

A key component of our sales strategy is for our sales personnel to make initial contact with, and make an initial presentation to, a prospective customer and if the prospect is interested in the products that we sell, to install our system in one or more of the prospect’s vehicles for testing without cost for an agreed test period. These costs are substantial and will not be recovered unless the prospect purchases these products and even then, the amount of the prospect’s purchases may not be sufficient for us to recover these costs in full. If these tests indicate to a prospect that it will recognize reductions in emissions and savings in fuel costs greater than the product cost, its installation, its maintenance and its supplies within a reasonable period, the prospect may be induced to buy the products that we sell, but no assurance can be given that any prospect will do so. Our sales and marketing will initially be conducted by management. As and if our business expands, we will hire sales and marketing professionals to assist in direct sales. We also intend to develop a distribution system for our systems using independent contractors that already have established a presence in the market areas that we target. As our internet presence is established, we expect to set up distribution points to service our markets. We have met and continue to maintain contact with several prospective customers and have received indications that they will be interested in installing the products that we sell on a trial basis but none has asked to install a test unit.

The materials that are used in our systems consist primarily of high grade stainless steel metal, metal tubing, valves, plastic and distilled water, with minimal moving parts. The cost of high grade stainless steel and distilled water fluctuates and could increase dramatically over a short period of time if there were a shortage of either, which would increase the price at which GHT sells products to us or our costs of manufacturing products ourselves.

While we will initially sell our units through direct marketing, we intend to establish a national distribution channel outside of our immediate geographical area in Tampa, Florida, by entering into agreements with distributors that have established records of successful marketing and excellent reputations in the automotive and truck parts industry. We also intend to establish a website and provide links to our distributors on it.

Table of Contents	7

Manufacturing

The products that we sell will initially be manufactured by GHT at its 2,500-square-foot facility in Pasco County, Florida. GHT has 5 full -time employees and has indicated that it can add employees as needed. If we manufacture our own products, we will need to acquire and equip a facility in order to do so. Our systems will be installed by installing an electrolyzer in the engine compartment of a vehicle, on the back of the cab of a truck or next to a stand-alone engine in a metal housing, running a hose from the electrolyzer to the intake manifold of the engine and installing the electronic components. This installation can normally be completed by a trained technician in approximately 4 hours.

Ongoing Services to Customers and Warranty

KET will provide a 2-year parts and labor limited warranty, as well as an optional extended limited warranty for the period of the engine warranty given by the manufacturer. KET will stock replacement parts, provide personal and telephonic technical support and offer training to our customers for product enhancements and maintenance.

Product Liability Insurance

We intend to purchase product liability insurance with such coverage and deductibles as we deem proper prior to the date when we first commence selling products.

Competition

We have a number of competitors, including:

•                     John Henry Hydrogen of British Columbia, Canada, which manufactures and sells oxy-hydrogen generator systems for diesel engines in heavy vehicles; it has been in business since 2005.

•                     Fuel From H2O, LLC of Acworth, Georgia, which manufactures and sells oxy-hydrogen generator systems for light and heavy vehicles and motorcycles; it was founded in 2004.

•                     Autoventions of Sacramento, California, which manufactures and sells an oxy-hydrogen generator system for internal combustion engines under the name “Hydro Xpress,” as well as a device that does not use oxy-hydrogen under the name “Hydro Cat,” which it states is “able to speed up the fuels ability to vaporize inside the engines intake manifold and inside the cylinder,” thereby enhancing combustion performance. The company was founded as the Connilly Group in 2003.

We will attempt to establish the products that we sell as the competitively in terms of quality, cost and service.

To the extent that we have competitive advantages, they may be offset or completely negated because most of our competitors are better and longer established and better known than we are, may have better access to capital than we do and may be better positioned than we are to benefit from and implement technological changes, which can be sudden and unexpected in our industry and may result in the obsolescence of the products that we sell. Some of our competitors have national distribution channels, have experienced management and have access to substantial amount of capital.

Other than the need to raise capital, we do not believe that there are material obstacles to entry into the market.

Product Development

We are developing an electrolyzer unit, which is a component of Oxy-Hydrogen Systems, that produces hydrogen and oxygen for these systems. This unit offers the advantage of producing adequate quantities of these gases with lower power requirements, lower weight and smaller size. We have filed a patent application with the U.S. Patent

Table of Contents	8

and Trademark Office, which patent rights were previously assigned to KET. KET is prosecuting the patent application and does not believe that we will incur material costs in connection therewith or in connection with the maintenance of the patent, if it be granted.

If the patent be granted, we may exploit it by manufacturing and selling the electrolyzer, by having it manufactured by a third-party for our resale, by licensing its manufacture and sale or by a combination of these methods. When we sell this product, we will need either to manufacture it or purchase it from a third party. We will make a “make/buy/license” decision based on whether sufficient capital is available to us so to manufacture at these units and whether the use of such capital for this purpose is its best use. We do not believe that the patent will be granted at a time which will require us to make this decision during 2014 and accordingly, the amount of capital that we will require during this year, set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the cost of purchasing the equipment necessary to manufacture this product in commercial quantities

From inception to the date of this Annual Report, we have taken a number of steps to develop our business including hiring two employees, renting office space and entering into a contract for the purchase of the products that we plan initially to sell, which initially will be those that are manufactured for us by a third party (see “Private Label Agreement”). We have also approached potential customers for these products, but have yet to make sales, and have had discussions with several sources of financing, but have not been successful in obtaining financing. We believe that we can develop our business by selling products manufactured by a third party, but the development of some aspects of our business, most importantly, the acquisition of units for trial installation in the vehicles of potential customers and the development of our of products and obtaining and equipping a facility and the acquisition of materials for their manufacture depends on obtaining financing.

We are developing our own product, but have not made a “make/buy/license” decision with respect to it and will not do so during 2013. Until we know the amount of financing that we can obtain and when we can obtain it, we cannot predict to what extent our business will develop. We also can give no assurance that we will be able to obtain financing at all, or, if we obtain it, in what amount. As indicated above (see “Prospectus Summary – Overview – The Rate at Which We Are Incurring Indebtedness”), we believe that we can continue to operate indefinitely as long as our directors are willing to defer payment of the salary and rent due to them and fund the other expenses that we incur, but we will not be able to do more than resell third party products until we obtain financing.

REFUSE AND BIOMAS DERIVED PELLETS

Our wholly-owned subsidiary, Green Day, through its wholly owned subsidiary, G-PEL, is a pellet brokerage firm created to market and sell excess manufactured RDF pellets. Through our subsidiary, we will also sell sourced RDF pellets from multiple manufacturers and markets to prospective  RDF pellet buyers.

Fuel burning customers are typically municipal utilities, industrial plants or major public facilities such as university campuses. What they all have in common, is a need for a cost-effective, cleaner-burning, renewable fuel supplement to coal or a high-energy blend with biomass.

The cost and administrative overhead of adopting fuel pellet technology is minimal.  In most cases coal-burning boilers can burn pellets without capital expense or facility modification.  Fuel pellets are readily mixed and stored with coal or woody biomass which allows a smooth transition in the percentage of pellets being burned over time.

Additional raw materials that can be utilized include: plastic films containing polyethylene, polypropylene, PET, etc., non-recyclable fiber-based waste, and materials containing laminates of plastics, adhesives and fiber. If raw materials end up in landfills, they produce methane and decompose. Fuel pellet technology is proof that universities, municipal utilities, major manufacturers and paper mills can become more carbon-neutral in energy production by eliminating coal and using alternative fuel pellets made from a range of industrial waste materials. This will lower greenhouse gas emissions, improve the environmental footprint of corporations and reduce the bottom-line costs of doing business.

Table of Contents	9

On March 3, 2014, we received a shipment of hemp at our testing plant. The industrial hemp is being dried and converted into pellets similar to wood and RDF pellets. Hemp farming is completely sustainable when rotated with other crops producing four times as much fiber per acre as pine trees. Management believes that this can be an ideal source of biomass for fuel which will be used as an alternative to coal and other fossil fuels. We will convert the hemp into pellets and run clinical test through a certified lab to verify the hemp pellets to be as good or even better than wood pellets as an alternative clean energy to fossil fuels. We believe the hemp product is very attractive because it can be converted into a usable product alternative to the wood pellets at a production cost of 30% to 40% less. With the growth of hemp dramatically increasing for medical and other purposes, the stalks are a perfect source of biomass for fuel.

Sales Agency Contract/Termination of Sales Agency Contract

On December 31, 2013, Green Day, our subsidiary, entered into that certain sales agency contract (the "Sales Agency Contract") with Peniel Trading Korea ("Peniel Trading"). In accordance with the terms and provisions of the Sales Agency Contract: (i) Peniel Trading was to act as our sales agent in the Republic of South Korea for the sale and distribution of our products; (ii) Peniel Trading may engage sub-agents upon written notice to us; (iii) we were to pay a commission to Peniel Trading of $2.00 USD per ton of pellets sold; and (iv) the term was to be one year ending on December 31, 2014 with automatic renewals for subsequent one year period intervals unless terminated by written notice.

On January 15, 2014, the Board of Directors authorized and approved the termination and cancellation of the Sales Agency Contract. Subsequent to the termination and cancellation of the Sales Agency Contract, we have received and accepted orders from other buyers for wood pellets.

Purchase Order Contract

On January 28, 2014, Green Day received that certain purchase order dated January 28, 2014 (the “Purchase Order”) for the purchase of 5,000 metric tons monthly of wood pellets at a price of  $850,000. The Purchase Order is for a one year period and represents the binding commitment to purchase an aggregate 60,000 metric tons for an aggregate purchase price of $10,200,000 for delivery to South Korea.

On February 5, 2014, Green Day received that certain letter of intent purchase order dated February 4, 2014 (the “Order”) for the purchase of 5,000 metric tons monthly of wood pellets at a price of  $825,000. The Order is for a one year period and represents the binding commitment to purchase an aggregate 60,000 metric tons for an aggregate purchase price of $9,900,000 for delivery to South Korea. As of the date of this Annual Report, we have delivered 120 tons of pellets to Busan Korea and invoiced $19,800 in March 2014. We were paid $19,550 in the first week of April. 2014.

MATERIAL CONTRACTS

Premier Venture Partners LLC

On February 28, 2014, our Board of Directors finalized and authorized the execution of that certain equity purchase agreement dated February 28, 2014 (the "Equity Purchase Agreement") with Premier Venture Partners LLC, a California limited liability company ("Premier Venture"), and associated registration rights agreement dated February 28, 2014 with Premier Venture (the "Registration Rights Agreement").

Equity Purchase Agreement

On February 28, 2014, we entered into the Equity Purchase Agreement with Premier Venture. Pursuant to the terms and provisions of the Equity Purchase Agreement, for a period of thirty-six (36) months commencing on the date of effectiveness of the Registration Statement (as defined below), Premier Venture shall commit to purchase up to $12,000,000 of the Company's common stock, par value $0.001 per share (the "Shares"), pursuant to Puts (as defined below) covering the Registrable Securities (as defined below). The Purchase Price for the Shares for each

Table of Contents	10

Put shall be the put amount multiplied by seventy percent (70%) of the lowest individual daily VWAP of the Shares during the pricing period less five hundred dollars ($500.00). The maximum number of Shares that the Company shall be entitled to Put to Premier Venture per any applicable Put Notice (the “Put Amount”) shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the date the Put Notice is received by Premier Venture; and (ii) 120% of any previous put amount during the open period (or for the first Put Notice, 15,000,000 shares). Notwithstanding the preceding sentence, the Put Amount cannot exceed 4.99% of our outstanding shares.

The "Registrable Securities" include: (i) the Shares; and (ii) any securities issued or issuable with respect to the Share by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

In further accordance with the terms and provisions of the Equity Purchase Agreement and in consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, we issue a certificate to Premier Venture representing 21,231,423 as the Initial Commitment Shares. "Initial Commitment Shares" shall mean 21,231,423 shares of common stock representing 2.5% of $12,000,000 divided by the sum equal to the daily VWAP of the common stock on the trading day immediately preceding the execution date multiplied by 90%. See "Item 5. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On the date which is thirty (30) days after the execution date of the Registration Statement (as defined below), we shall further issue a certificate to Premier Venture representing 21,231,423 as the Additional Commitment Shares. "Additional Commitment Shares" shall mean 21,231,423 shares of common stock representing 2.5% of $12,000,000 divided by the sum equal to the daily VWAP of the common stock on the trading day immediately preceding the execution date multiplied by 90%.

Registration Rights Agreement

On February 28, 2014, we entered into the Registration Rights Agreement with Premier Venture. Pursuant to the terms and provisions of the Registration Rights Agreement, we are obligated to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to cover the Registrable Securities within thirty (30) days from the date of execution of the Registration Rights Agreement,. We must use our commercially reasonable efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS- OXY-HYDROGEN SYSTEMS

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2013, our net loss since inception (May 10, 2012) was ($302,870). We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

Table of Contents	11

We are a development stage company and currently have no customers and have made no sales relating to our Oxy-Hydrogen Systems.

We are a development stage company that is currently developing our business. To date, we have not generated revenues from our Oxy-Hydrogen Systems. The success of our business operations will depend upon our ability to obtain customers and provide quality products to those customers. We are not able to predict whether we will be able to develop our business and generate revenues.  If we are not able to complete the successful development of our business plan, generate revenues and attain sustainable operations, then our business will fail.

We currently have no customers and have made no sales. Our ability to continue as a going concern depends on finding customers and making sales to them. If we are unable to do so, our business will not develop and investors will lose their investments.

Our insurance may not be sufficient.

We do not presently carry product liability and other insurance, but intend to do so by the time that we first commence selling products, with coverages that we consider adequate considering the nature of the risks and costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain products or to obtain it with a satisfactory level of coverage or on satisfactory financial and business terms. We will be liable for the uninsured portion of any claim against us and if such uninsured portion were substantial, its payment could make it impossible to continue in business.

We will need to raise additional capital to market our products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

Our business depends substantially on the efforts of our existing management and our business could be severely disrupted if we were to lose their services. We will also need to attract and retain additional management personnel in order to develop our business and no assurance can be given that we will be able to do so.

Our future success heavily depends on the continued service of Bo Linton, our President/Chief Executive Officer. If Mr. Linton were unable or unwilling to continue to work for us in his present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating his replacement, which would substantially divert management’s attention from and severely disrupt our business. We will need to attract and retain additional management to develop our business and may face difficulties in doing so because we are not presently in a position to pay competitive compensation and our future is uncertain. Moreover, if any of our senior executives were to join a competitor or form a competing company, we could lose customers, suppliers, know-how, and key employees.

Significant markets for fuel cell and other hydrogen energy products may never develop or may develop more slowly than we anticipate. This would significantly harm our ability to generate revenues and may cause us to be unable to recover the losses that we expect to incur in the development of our products or those that we purchase for resale.

Significant markets may never develop for oxy-hydrogen generators and other hydrogen-energy products or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses that we have incurred and expect to continue to incur in our business. If this

Table of Contents	12

were to occur, we may never achieve profitability and our business could fail. These products are intended for an emerging market, and whether prospective customers will purchase them may be affected by many factors, some of which are beyond our control, including: the emergence of more competitive technologies and products; other environmentally clean technologies and products that could render these products obsolete; the future cost of raw materials, components, catalysts, distilled water and other items used in these products; the regulatory requirements of agencies that impact us, including the development of uniform codes and standards for oxy-hydrogen generator products, hydrogen refueling infrastructure and other oxy-hydrogen energy products, as well as those that affect our customers, which may impede or make impossible or impracticable the development and sale of these products; the existence or nonexistence of government regulation and/or support (see the following risk factor); the manufacturing and supply costs for our components and systems; the perceptions of potential customers, regulators and the general public regarding the safety of these products; the willingness of potential customers to try new technologies; the continued development and improvement of existing power technologies; and the cost of existing and new fuels as compared with the cost fuel furnished by these products.

Changes in government policies and regulations could adversely affect the market for the products that we sell.

Our industry is in its development phase and is not currently subject to industry-specific government regulations in the United States and Canada, which we believe will be our principal markets for the foreseeable future, relating to matters such as design, storage, transportation and installation of oxy-hydrogen generator products. However, we may in the future encounter government regulations that affect us. For example, federal, state and/or local regulatory approvals or permits may be required for the design, installation and operation of these products; these may be imposed directly upon us, OEMs or fleet customers. To the extent there are delays in gaining such approvals or permits, our development and growth may be constrained. Furthermore, the inability of OEMs or our fleet customers to obtain approvals or permits, or the cost or inconvenience associated with the approval permitting process, could adversely affect demand for these products and, therefore, adversely impact our business.

Our business will suffer if governmental policies change and no longer encourage the development and growth of clean energy technologies or bestow incentives or other advantages that we do not receive upon competing technologies. The interest by OEMs and fleet owners in alternative energy technology has been driven in part by environmental laws and regulations. There is no guarantee these laws and regulations will not change and any such changes could result in these customers’ reducing or abandoning their interest these products.

Although the development of alternative energy sources and, in particular, clean energy technologies such as oxy-hydrogen electrolyzers, has been identified as a significant priority by many governments, we cannot be assured that governments will not change their priorities or that any such change would not materially affect our revenues and our business. If governments change their laws and regulations such that the development of alternative clean energy sources is no longer required or encouraged, the demand for these products may be significantly reduced or delayed and our sales would decline.

Finally, government support by way of legislation, tax and other incentives, policies or otherwise, of clean energy products and technology may adversely affect our business and competitive position.

The development of uniform codes and standards for alternative energy powered vehicles and related refueling infrastructure may not develop in a timely fashion, if at all.

Uniform codes and standards do not currently exist for the products that we sell or our customers. Establishment of appropriate codes and standards is a critical element to allow developers of these items to develop products that will be accepted in the marketplace. The development of hydrogen standards is being undertaken by numerous organizations, but it is not clear whether universally accepted codes and standards will occur in a timely fashion, if at all.

Table of Contents	13

We will continue to face significant competition from other developers and manufacturers of oxy-hydrogen generation systems and other alternative energy products. If we are unable to compete successfully, we may not be able to sell products or to sell them at sufficient profit margins.

In the market for the products that we sell, we will compete with a number of companies that design, manufacture products similar in their design or purpose. In many cases, these suppliers have established delivery infrastructure and customer relationships.

In particular, in the commercial production of oxy-hydrogen products, we compete with a number of companies that currently have electrolyzer and oxy-hydrogen generator system development programs. Some of these competitors may be able to deliver competing products before we can. These competitors may be more successful in penetrating their specific markets than we. In addition, an increase in the popularity of these products in particular markets may cause certain of our customers and in particular OEMs to develop and use some or all of the technologies that we and the persons from whom we purchase products for resale are developing.

Competition in our markets is significant and we expect it to intensify in the future. We compete directly and indirectly with a number of companies that provide products and services that are competitive with all, some or part of the products that we sell and related services. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and to changes in technology. If we are not able to compete successfully in the face of our competitors’ present advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins may suffer, and we may never become profitable.

We face competition for the Oxy-Hydrogen products that we will sell from developers and manufacturers of traditional technologies and other alternative technologies.

Each of our target markets is currently served by manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted traditional technologies such as gasoline- or diesel-powered internal combustion engines and turbines, as well as coal, oil, gas and nuclear powered generators. Additionally, there are competitors working on developing technologies that use fuel cells, energy storage technologies, hydrogen generation technologies and other alternative power technologies, advanced batteries and hybrid battery/internal combustion engines. Competition in our target markets may also come from existing power technologies, such as batteries and fuel cells that supply power for electric or hybrid vehicles, from improvements to these technologies and from new alternative power technologies, including other types of fuel enhancement products.

It is not possible to predict whether we will be able to compete effectively with these products. If we cannot do so, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins may suffer, and we may never become profitable.

The successful execution of our strategy for the sale of the Oxy-Hydrogen products that we will sell depends on developing relationships with OEMs, fleet owners and distributors.

Our strategy for the sale of these products is first to resell and then to develop and manufacture products and systems for sale to OEMs and fleet owners. Our success will be heavily dependent on our ability to establish and maintain relationships with these customers, who will install these products into their vehicles and, to a degree that we cannot presently predict, on our ability to find suppliers and customers who are willing to assume some of the research and development costs and risks associated with our technologies and products and on our ability to establish a national distribution system. Our performance may, as a result, depend on the success of other companies, and there are no assurances of their success.

Table of Contents	14

We can offer no assurance that OEMs will manufacture vehicles that can use the products that we sell, or, if they do manufacture them, that they will use them as components. These vehicles and the installation of these products in them will be complex and any problems encountered by OEMs in designing, manufacturing or marketing their products, whether or not related to the incorporation of these products, could delay sales of our products and adversely affect our financial results. Our ability to sell these products to OEMs may depend to a significant extent on their sales and distribution networks and service capabilities.

With respect to fleet owners, we can give no assurance that particular vehicles in their fleets can be modified to accept these products, or, if they can be modified, whether these modifications can be made at an acceptable cost. We can also give no assurance that, in the future, fleet owners will purchase vehicles capable of modification. Finally, we can give no assurance that fleet owners will not purchase vehicles from OEMs that have products that we sell or our competitors already installed. If so, our revenues and profits will be adversely affected because, if the installed product was made by our competitor, we will have lost a sales opportunity and if it was sold by us, we will likely have sold it to an OEM at a lower price and at a lower profit margin than we would have sold it to a fleet owner, as well as have lost the revenue that we would have recognized from installation and maintenance charges.

Finally, we can give no assurance that we will be able to establish a national distribution system or that, if we are able to do so, that our distributors will be able successfully to market the products that we sell.

In addition, some of our agreements with customers – in particular OEMs – may require us to provide shared intellectual property rights in certain situations, and there can be no assurance that any future relationships we enter into will not require us to share some of our intellectual property. Any change in the fuel enhancement, oxy-hydrogen or alternative fuel strategies of a customer could have a material adverse effect on our business and our future prospects.

In addition, in some cases, our relationships with our customers may initially be governed by a non-binding memorandum of understanding or a letter of intent. We cannot provide the assurance that we will be able to successfully negotiate and execute definitive agreements with any of these customers, and failure to do so may effectively terminate the relevant relationship, with adverse results.

We will be dependent on third party suppliers. We will depend on third-party suppliers initially for the Oxy-Hydrogen products that we will sell and later for key materials and components for the Oxy-Hydrogen products that we will manufacture. If these suppliers become unable or unwilling to provide us with sufficient products, materials and components on a timely and cost-effective basis, we may be unable to manufacture these products cost-effectively or at all, and our revenues and gross margins would suffer.

We will rely initially for the products that we sell and later, for the products that we manufacture, on third party suppliers to provide key materials and components for these products. While we will undertake due diligence before engaging with a supplier, a supplier’s failure to provide products, materials or components in a timely manner, or to provide products, materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for them in a timely manner or on terms acceptable to us, may harm our ability to acquire or manufacture these products cost-effectively or at all, and our revenues and gross margins might suffer. To the extent we are unable to develop and patent our own technology and manufacturing processes and, to the extent that the processes our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers and that could adversely affect our ability to produce commercially viable products.

We may not be able to manage successfully the anticipated expansion of our operations.

Our anticipated expansion in facilities, staff and operations may place serious demands on our managerial, technical, financial and other resources. We may be required to make significant investments in our engineering and logistics systems and our financial and management information systems, as well as retaining, motivating and effectively managing our employees. While we intend continually to monitor our sales outlook and adjust our business plan as

Table of Contents	15

necessary, our management skills and systems currently in place may not enable us to implement our strategy or to attract and retain skilled management, engineering and production personnel. Our failure to manage our growth effectively or to implement our strategy in a timely manner may significantly harm our ability to achieve profitability.

We need to recruit, train and retain key management and other qualified personnel to successfully expand our business.

Our future success will depend in large part on our ability to recruit and retain experienced research and development, engineering, manufacturing, operating, sales and marketing, customer service and management personnel. We compete in emerging markets and there are a limited number of persons with the appropriate combination of skills needed to provide the services our customers will require. We may experience difficulty in recruiting qualified personnel. If we do not attract such personnel, we may not be able to expand our business. In addition, new employees may require substantial training, which will require significant resources and management attention. Our success also depends on retaining our key management, research, product development, engineering, marketing and manufacturing personnel. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute stockholders’ interests.

We may acquire additional technologies or other companies in the future and we cannot assure that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including: diversion of management’s attention from other business concerns; failure to effectively assimilate the acquired technology, employees or other assets into our business; the loss of key employees from either our current business or the acquired business; and the assumption of significant liabilities of the acquired company.

If we complete additional acquisitions, we may dilute the ownership of current stockholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

We have limited experience in manufacturing oxy-hydrogen systems and if we do not develop adequate manufacturing processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives.

We have limited experience manufacturing products. In order to implement our plan to manufacture our own products after an initial period during which we will sell products manufactured by third parties, we will need to develop plans for efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such products. We can give no assurance that we will be able to implement these plans such that they will satisfy the requirements of our customers. Our failure to develop these manufacturing processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives as projected or at all.

We may never complete the development of commercially viable products and if we fail to do so, we will not be able to meet our business and growth objectives.

Because both our business and industry are still in the developmental stage, we do not know when or whether we will successfully complete research and development of commercially viable products. If we do not complete the

Table of Contents	16

development of these products, we will be unable to meet our business and growth objectives. We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to design, develop and manufacture planned and new products. Our future success also depends on our ability to market our products effectively. No assurance can be given that we will succeed in these endeavors.

We may not be able to manufacture our products at competitive prices and demonstrate their reliability. If we fail to do so, potential customers will be unlikely to purchase our products and we will not generate sufficient revenues to achieve and sustain profitability.

While we plan to sell and manufacture our products at competitive prices, we may not be able to do so. The prices of our products are dependent largely on material and manufacturing costs, whether we manufacture them or acquire them for resale. We cannot guarantee we will be able purchase raw materials or components at the prices and/or to maintain manufacturing costs at the levels at which we will be able to produce competitive and reliable products. If we are unable to purchase or manufacture such products, we would not be able to generate sufficient revenues with positive gross margins to achieve and sustain profitability.

Field tests of our products could negatively affect our customer relationships and increase our manufacturing costs.

We plan to field test our products continuously and one of our sales strategies is to permit customers to use our products on a test basis. Any failures in these tests could harm our competitive position and impair our ability to sell our products. These tests may reveal, among other things, the failure of our technology, the failure of the technology of others and the failure to combine these technologies properly. In addition, our field test programs may be delayed. Any delay in or failure of our field tests, whether it occurs internally or with our customers, could damage our reputation and the reputation of our products and limit our sales. Such field test failures may negatively affect our relationships with customers, require us to extend field testing longer than anticipated before undertaking commercial sales and require us to develop further our technology in light of such failures.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our products in a timely manner and, as a result, our revenues would suffer.

Our success will depends in large part on our ability to keep our products current and compatible with evolving technologies, codes and standards. Unexpected changes in technology or in codes and standards could disrupt the development of our products and prevent us from meeting deadlines for the delivery of products. If we are unable to keep pace with technological advancements and adapt our products to new codes and standards in a timely manner, our products may become uncompetitive or obsolete and our revenues would suffer.

We may depend on intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our intellectual property rights may reduce our ability to prevent others from using technology that we may develop. We will rely on a combination of patent, trade secret, trademark and copyright laws to protect our intellectual property. Some of our intellectual property is currently not covered by any patent or patent application. Patent protection is subject to complex factual and legal criteria that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that: any of the patents owned by us or third party patents licensed to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or any of our pending or future patent applications will be issued with the breadth of protection that we seek, if at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited, not applied for, or unenforceable in foreign countries.

Table of Contents	17

Furthermore, as noted above, we may in some circumstances provide for shared intellectual property rights. For instance, where intellectual property is developed pursuant to our use of technology licensed from OEMs, we may be required to commit to provide certain exclusive or non-exclusive licenses in their favor and, in some cases, the intellectual property may be jointly owned. As a result of these licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights. We may also be required to license our technology to OEMs so that they may manufacture our products in the event that we fail to make deliveries of our products under our contracts with OEMs.

While we intend to seek to protect our proprietary intellectual property through contracts, including confidentiality and similar agreements, with our customers and employees, we cannot assure that the parties who enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

If necessary or desirable, we may seek licenses under the patents or other intellectual property rights of others. However, we cannot as sure we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes that exploit such intellectual property. In addition, failure to obtain such a license could affect our ability to manufacture competitive products.

Our involvement in intellectual property litigation could negatively affect our business.

Our future success and competitive position will depend in part on our ability to obtain or maintain the proprietary intellectual property used in our principal products. In order to establish and maintain such a competitive position, we may need to prosecute claims against others who we believe are infringing our rights and defend claims brought by others who believe that we are infringing their rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect sales of any products involved or the use or licensing of related intellectual property and divert the efforts of our technical and management personnel from their principal responsibilities, regardless of whether such litigation is resolved in our favor. If we are found to be infringing on the intellectual property rights of others, we may, among other things, be required to pay substantial damages; cease the development, manufacture, use, sale or importation of products that infringe on such intellectual property rights; discontinue processes incorporating the infringing technology; expend significant resources to develop or acquire non-infringing intellectual property; or obtain licenses to the relevant intellectual property.

We cannot offer any assurance that we will prevail in any such intellectual property litigation or that, if we were not to prevail in such litigation, licenses to the intellectual property we are found to be infringing on would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.

We could be liable for environmental damages resulting from our research, development or manufacturing operations or from the use of the Oxy-Hydrogen products that we will manufacture or resell in our customers’ vehicles.

The nature of our business, and especially the use of these products in motor vehicles, exposes us to the risk of harmful substances escaping into the environment, which could result or be alleged to result in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of the claim, insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims and, in some instances, we may not be reimbursed at all. Our business is subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional more stringent changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and

Table of Contents	18

regulations, government authorities may seek to impose fines and penalties on us, or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

Oxy-Hydrogen Systems use flammable fuels that are inherently dangerous substances and could subject us to product liabilities.

Our financial results could be materially impacted by accidents involving these systems, either because we face claims for damages or because of the potential negative impact on demand for them. The systems that we sell generate and use hydrogen and oxygen. Hydrogen is a highly flammable and in some cases explosive gas. As a supplier of these systems to OEMs and fleet owners, we may face an inherent business risk of exposure to product liability claims in the event that these products, or the equipment into which they are incorporated, malfunction and result in personal injury, death or damage to property. We may be named in product liability claims even if there is no evidence these systems or their components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since these products have not yet gained market acceptance, any accidents involving these systems or similar products of third parties, could materially impede their acceptance. In addition, although we intend to obtain product liability coverage adequate to cover these risks, we may be held responsible for damages beyond the scope of that insurance coverage.

RISKS RELATED TO OUR BUSINESS- OXY-HYDROGEN SYSTEMS - REFUSE AND BIOMAS DERIVED PELLETS

The commercial success of the pellet products will depend upon the degree of market acceptance by consumers.

If the pellet products do not gain market acceptance by consumers, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of the pellet products will depend on a number of factors, including:

•	the efficacy and potential advantages over alternative products;

•	any limitations or warnings in the pellet product’s approved labeling;

•	pricing;

•	the willingness of the target population to try pellet products;

•	the strength of marketing and distribution support and timing of market introduction.

Even if a potential pellet product displays a favorable efficacy, market acceptance of the product may not be known. Our efforts to educate the consumer about the benefits of pellet products may never be successful and, in any event, would require the expenditure of significant resources, which resources we currently do not have and may never be successful in raising. If we are not successful in building market acceptance for the pellet products, we may never generate sufficient revenue or achieve or maintain profitability.

Adverse changes or interruptions in our relationships with our one supplier could affect our business operations and reduce our revenues.

Our pellet product business is substantially dependent on our relationship with one supplier and the contractual relations, which terms could affect our access to the pellet products and inventory and reduce our potential revenues. In the event our relations with this third party supplier should fail, we do not have a third-party back-up source

Table of Contents	19

which will provide the pellet products to us. The relationship we have with this third party is freely terminable upon notice. This arrangement is not exclusive. We cannot assure you that our arrangements with this third party or future third parties will remain in effect or that this third party or any of these third parties will continue to supply us and our agents with the same level of access to inventory in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively impact our websites and reduce our revenues.

We are relatively a new entrant into the pellet product industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts and obtaining working capital and developing and marketing our Oxy-Hydrogen Systems. As a result, there is limited information regarding potential revenue generation relating to the pellet products. Our future revenues may be limited to our pellet products. The business of pellet products is subject to certain risks and our potential profitability depends upon factors beyond our control. Our potential profitability is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated termination of any relations with our third-party supplier; (ii) acceptance of pellet products in the marketplace as an alternative fuel; (iii) potential product liability suits; (iv) delays in transportation and delivery of the pellet products to our customers; and (v) government permit restrictions and regulation restrictions.

We fact intense competition in the market for pellet products and if we are unable to compete successfully, our business will suffer.

We face competition from other pellet producing companies and fossil fuel energy companies. Numerous companies have publicly announced their intention to develop and market products for the pellet industry, including use of hemp, similar to our pellet products. These companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking manufacturing and marketing and distribution of such products. In addition, our competitors may succeed in developing and commercializing products that are more effective than those that we propose to market. The existence of these products and other products of which we are not aware or products that may be developed in the future may adversely affect the marketability of our pellet products by rendering them less competitive.

If we are unable to establish sales, marketing and distribution capabilities for our pellet products, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell our pellet products.

We have no experience with marketing, sales and distribution of pellet products and have only recently established pre-commercial capability in those areas. If we are unable to establish capabilities to sell, market and distribute our pellet products, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our future pellet products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

We have limited marketing and sales capabilities regarding our pellet products.

Our future success depends, to a great extent, on our ability to successfully market the pellet products. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

RISKS RELATED TO OUR COMPANY AND ITS COMMON STOCK

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

Table of Contents	20

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

We are subject to the Section 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company pursuant to Section 12.

We are subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934, or Exchange Act. As a filer subject to Section 15(d) of the Exchange Act:

•	we are not required to prepare proxy or information statements;
•	we will be subject to only limited portions of the tender offer rules;
•	our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;
•	our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and
•	more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

If we have less than 300 holders of record at our next fiscal year end and at the conclusion of the offering, our reporting obligations under Section 15(d) of the Exchange Act will be suspended.

We are required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided we have less than 300 holders of record, our filing obligation under Section 15(d) will be suspended.  Specifically, if our Section 15(d) filing obligation is suspended, we will not be required to file annual reports on Form 10-K for the fiscal years subsequent to suspension, quarterly reports on Form 10-Q, and current reports on Form 8-K. If those reports are not filed by us, the investors will have reduced visibility as to the company and our financial condition, which may negatively impact our shareholders’ ability to evaluate our prospects.

Our President/Chief Executive Officer who holds in the aggregate 8,000,000 shares of our Series A Preferred Stock represents approximately 61.27% of voting power allowing him to control matters requiring approval of our shareholders.

Our President/Chief Executive Officer is the sole officer and director of Eric Gregory Holdings Inc., which holds of record 8,000,000 shares of our Series A preferred stock. Each share of Series A preferred stock has associated voting rights equal to 1,000 shares of common stock.  Such concentrated control may negatively affect the price of our common stock.  In addition, these two shareholders can control matters requiring approval by our security holders, including the election of directors.

Investors should not look to dividends as a source of income.

Table of Contents	21

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The trading price of our common stock on the OTCQB will fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the OTCQB approximately January 1, 2013. As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and (ix) commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances in accordance with contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced - which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Our shares may not become eligible to be traded electronically which could result in brokerage firms being unwilling to trade them.

Table of Contents	22

Our shares of common stock are eligible to be quoted on the OTCBB and OTCQB. However, our shares are not eligible with Depository Trust Company (DTC) to trade electronically. Because we are not DTC eligible, our shares cannot be electronically transferred between brokerage accounts, the practical effect of which means that our shares will not trade much, if at all, on the OTCBB or OTCQB. In order for our shares to trade on the OTCBB or OTCQB, our shares would need to be traded manually between broker dealers and their accounts, which is time consuming, costly and cumbersome. We cannot guaranty that our shares will ever become DTC eligible or, if in the event we apply for DTC eligibility, how long it will take to become eligible.

Delaware law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Delaware law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our office space located at 3001 N. Rocky Point Road, Suite 200, Tampa, Florida 33607 pursuant to a one year lease which commenced on January 1, 2014 at $99.00 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTCQB under the symbol “KGET.” Our shares commenced trading approximately July 19, 2013. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0	$0
August 30, 2013	$0	$0

Table of Contents	23

HOLDERS

The approximate number of stockholders of record at April 14, 2014 was 315.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTREED SECURITIES

Common Stock

During fiscal year ended December 31, 2013, we did not issue any shares of our common stock. On December 3, 2013 our Board of Directors authorized the return to treasury of 1,052,000,000 shares of its restricted common stock. We had had previously entered into the Merger Agreement and in accordance with the terms and provisions of the Merger Agreement, we had issued 2,100,000,000 shares of common stock to the holders of the common stock of KNGS. As a result of the Merger Agreement, William B. Wylie and Dennis J. Klein became our controlling shareholders. Of the 2,100,000,000 shares, 1,052,000,000 shares of common stock were previously returned to treasury.

During first quarter of 2014, we have issued an aggregate 1,673,912,581 shares of our common stock to the Green Day shareholders in accordance with the terms and provisions of the Share Exchange Agreement. The 1,673,912,581 shares were issued in a private transaction in exchange for the acquisition by us of 100% of the total issued and outstanding shares of common stock of Green Day. The shares were issued to non-United States residents and U.S. residents in reliance on Regulation S and Section 4(2) promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Green Day shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. As of the date of this Annual Report, we are still in the process of issuing shares to the Green Day shareholders.

Preferred Stock

During fiscal year ended December 31, 2013, we issued an aggregate 8,000,000 shares of Series A preferred stock to Eric Gregory Holdings Inc. ("EGH") The shares of Series A preferred stock were issued in exchange for the settlement and cancellation of that certain promissory note in the principal amount of $10,000, which had been issued to EGH and collateralized by our assets. The 8,000,000 shares were issued in a private transaction to EGH. The shares were issued to a U.S. resident in reliance on Section 4(2) promulgated under the Securities Act. The shares of preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. EGH acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Table of Contents	24

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended December 31, 2013, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed

Table of Contents	25

below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have generated little revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Our net loss for fiscal year ended December 31, 2013 was ($213,249) compared to a net loss of ($89,621) during fiscal year ended December 31, 2012, an increase of $123,629. During fiscal years ended December 31, 2013 and December 31, 2012, we did not generate any revenue.

During fiscal year ended December 31, 2013, we incurred operating expenses of $184,184 compared to $89,370 incurred during fiscal year ended December 31, 2012, an increase of $94,814. Operating expenses generally consisted of: (i) legal in the amount of $2,500 (2012: $ 2,251); (ii) payroll expenses in the amount of $14,000 (2012: $0); (iii) rent in the amount of $12,000 (2012: $5,000; (iv) S-1 registration fees in the amount of $10,000 (2012: $0); (v) salary in the amount of $120,000 (2012: $70,000); and (vi) consulting in the amount of $30,000 (2012: $12,119). The increase in operating expenses was primarily attributable to the increase in salary and consulting fees.. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See "Item 11. Executive Compensation”.

During fiscal year ended December 31, 2013, we incurred other expense in the form of interest expense of $144,547 (2012: $251), which was offset by a gain realized on change in the fair market value of derivatives of $115,482 (2012: $-0-). At December 31, 2013 the derivative liability was $52,023 and the change in fair value at December 31, 2013 resulted in a gain in change of fair value of $115,482. Thus, this resulted in total other expenses for fiscal year ended December 31, 2013 of $29,065 (2012: $251). See " --Material Commitments" below.

Our net loss and loss per share during fiscal year ended December 31, 2013 was ($213,249) or $0.00 per share compared to a net loss and loss per share of ($89,621) or $0.00 per share during fiscal year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2013

As of December 31, 2013, our current assets were $21,406 and our current liabilities were $283,227, which resulted in a working capital deficit of $261,821. As of December 31, 2013, current assets were comprised of $406 in cash and $21,000 in prepaid expenses. As of March 31, 2013, current liabilities were comprised of: (i) $200,000 in accrued expenses - related parties; (ii) $17,801 in other accrued expenses; (iii) $7,260 due to shareholder; (iv) $772 in note payable (net of debt discount); (v) $50,000 in notes payable; and (vi) $394 in accrued interest - note payable to shareholder.

As of March 31, 2013, our total assets were $21,406 comprised entirely of $21,406 in current assets. The increase in total assets during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was due to the increase in prepaid expenses of $21,000..

Table of Contents	26

As of December 31, 2013, our total liabilities were $335,250 comprised of $283,227 in current liabilities and $52,023 in derivative liability. The decrease in liabilities during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the decrease in note payable - related party of $275,000.

Stockholders’ deficit decreased from ($362,011) for fiscal year ended December 31, 2012 to ($313,844) for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2013, net cash flows used by operating activities was $35,766 compared to $5,870 for fiscal year ended December 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $213,249 (2012: $89,621), which was partially adjusted by: (i) $3,500 (2012: $-0-) for other expense from stock issuance; (ii) $52,023 (2012: $-0-) for derivative liability; (iii) $394 (2012: $-0-) for accrued interest - note payable shareholder; (iv) $772 (2012: $-0-) for non-cash interest; and (v) $744 (2012: $-0-) for forgiveness of debt interest. Net cash flows used in operating activities was further changed by a decrease of: (i) $131,749 (2012: $75,251) in accrued expenses - related party; (ii) $9,301 (2012: $8,500) in other accrued expenses, and by an increase of ($21,000) (2012: $-0-) in debt discount.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2013 and December 31, 2012, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2013, net cash flows provided from financing activities was $36,132 compared to $5,910 for fiscal year ended December 31, 2012. Cash flows from financing activities for the fiscal year ended December 31, 2013 consisted of: (i) $25,000 in proceeds from convertible note - net of discount; (ii) $6,617 in proceeds from note payable for S-1 expense; (iii) $2,835 in proceeds from note payable; (iv) 1,125 in shareholder advances; and (v) $555 in shareholder contribution. Cash flows from financing activities for the fiscal year ended December 31, 2012 consisted of $27,610 in proceeds from issuance of common stock and $3,300 in shareholder advances, which was offset by $25,000 in repayment of note payable to related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution of our pellets, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and/or inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Table of Contents	27

MATERIAL COMMITMENTS

Notes Payable

On November 7, 2013, we issued a note in the principal amount of $25,000 as consideration for the cancellation of the 1,050,000,000 shares of common stock held by one of our prior officers. The note matures May 7, 2014 and bears interest at the rate of 6% per annum.

On November 15, 2013, we issued a note in the principal amount of $25,000 for consulting services rendered. The note matures April 14, 2014 and bears interest at the rate of7% per annum.

Convertible Notes

During the first quarter of fiscal year 2014, we issued five (5) convertible notes for potential aggregate funding up to $895,000 (collectively, the "Convertible Notes") as follows:

•	$275,000 convertible note due twelve months after its issue date representing maximum funding up to $275,000. The initial consideration shall be $75,000 and the investor may pay additional consideration of up to $175,000, which may be funded at any time prior to the maturity date at the investor's sole discretion. The convertible note shall be interest free for ninety (90) days. In the event that the convertible note is not repaid within ninety days, the convertible note will have a one-time interest charge of 10%. The convertible note shall be convertible into shares of our common stock, which conversion price shall mean 50% multiplied by the lowest trade price in the twenty (2) trading days prior to the measurement date.

•	10% convertible promissory note in the total face value of $250,000 due January 8, 2015. The initial purchase price will be $27,500 of consideration upon execution of a note purchase agreement. Interest on any outstanding principal balance shall accrue at a rate of 10% per annum. In the event of a default, interest will accrue at the rate equal to the lower of twenty (20%) per annum or the highest rate permitted by law. The investor shall have the right, at the investor's option, at any time to convert the outstanding principal amount and Interest under the note in whole or in part. The conversion price shall be equal to the lower of $.0027 or sixty percent (60%) of the lowest trading price of our common stock during the twenty five (25) consecutive trading days prior to the date on which the investor elects to convert all or part of the note. If we are placed on “chilled” status with the Depository Trust Company, the discount will be increased by ten percent (10%) until such chill is remedied.

•	$60,000 convertible note due twelve months after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at a 45% discount to the lowest daily closing bid with a ten (10) look back. The note shall bear interest at 8%. Of the $60,000, $30,000 will be paid in cash upfront against delivery of the note. The remaining $30,000 shall be paid via delivery of a further $30,000 promissory note secured by $30,000 in value of assets.

•	$60,000 convertible note due twelve months after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at a 45% discount to the lowest daily closing bid with a ten (10) look back. The note shall bear interest at 8%. Of the $60,000, $30,000 will be paid in cash upfront against delivery of the note. The remaining $30,000 shall be paid via delivery of a further $30,000 promissory note secured by $30,000 in value of assets.

•	$300,000 promissory note due two years after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note shall be interest free for the first three months and if we do not repay within the three months, a one time interest charge of 12% shall be applied to the principal sum.

Table of Contents	28

Convertible Note

On December 11, 2013, we issued a convertible note in the principal amount of $300,000 plus accrued and unpaid interest and any other fees. The consideration is $270,000 payable by wire (there exists a $30,000 original issue discount (the “OID”)). The lender shall pay $25,000 of consideration upon closing of this Note. The lender may pay additional consideration to us in such amounts and at such dates as lender may choose in its sole discretion.

The maturity date is two years from the effective date of each payment (the “Maturity Date”) and is the date upon which the principal sum as well as any unpaid interest and other fees shall be due and payable. The conversion price is the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion (In the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of the Note into common stock that would result in the lender owning more than 4.99% of the common stock outstanding.

We may repay the Note at any time on or before 90 days from the effective date after which we may not make further payments on the Note prior to the maturity date without written approval from lender. If we repay a payment of consideration on or before 90 days from the effective date of that payment, the interest rate on that payment of consideration shall be 0%. If we do not repay a payment of consideration on or before 90 days from its effective date, a one-time interest charge of 12% shall be applied to the principal sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by us.

Conversion. The lender has the right, at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of our common stock as per this conversion formula: number of shares receivable upon conversion equals the dollar conversion amount divided by the conversion price. The Note provides for various penalties in the event we do not deliver conversion shares on a timely basis. We have reserved 170,000,000 common shares for the principal and interest conversion as required by the loan agreement.

On December 11, 2013, we borrow $27,778 of principal and received net proceeds of $25,000 after deducting original issue discount of $2,778.

We recorded an embedded derivative liability representing the fair value of the conversion option, and the liability must be measured to fair value at each subsequent reporting date. At December 31, 2013 the derivative liability was $52,023 and the change in fair value at December 31, 2013 resulted in a gain in change of fair value of $115,482.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We

Table of Contents	29

have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued applicable accounting standards that would have a material effect on the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements

Table of Contents	30

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY (A Developmental Stage Company)

INDEX

Table of Contents	31

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kleangas Energy Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Kleangas Energy Technologies, Inc.

as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013, for the period May 20, 2012 (Inception) to December 31, 2012, and for the period May 20, 2012 (Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has incurred losses since inception, and its current cash balance will not meet working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kleangas Energy Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the year ended December 31, 2013, for the period May 20, 2012 (Inception) to December 31, 2012, and for the period May 20, 2012 (Inception) to December 31, 2013.in conformity with accepted accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 15, 2014

Table of Contents	32

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

CONSOLIDATED
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$406	$40
Prepaid expenses	21,000	$—

TOTAL ASSETS	$21,406	$40

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses - related parties	$207,000	$75,251
Other accrued expenses	17,801	8,500
Due to shareholders	7,260	3,300
Convertible note payable (net of debt discount)	772	—
Note payable	50,000	—
Accrued interest - note payable shareholder	394	—
Note payable - related party	—	275,000
Total Current Liabilities	283,227	362,051

Other liabilities:
Derivative liability	52,023	—
Total Liabilities	335,250	362,051

Stockholders' Deficit
Preferred A stock, par value $0.000001
10,000,000 shares authorized, 8,000,000 and 0 issued and outstanding
at December 31, 2013 and 2012, respectively.	8	—
Common stock, par value $0.000001; 3,000,000,000 shares authorized,
1,373,648,517 and 2,418,648,517 shares issued and outstanding
at December 31, 2013 and 2012, respectively.	1,373	2,418
Additional paid in capital	287,135	24,682
Accumulated deficit	(602,360)	(389,111)
Total Stockholders' Deficit	(313,844)	(362,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,406	$40

See accompanying notes to financial statement.

Table of Contents	33

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Consolidated Statements of Operations

			For the period
		For the period	May 10, 2012
	For the year ended	May 10, 2012 to	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross Profit	—	—	—

Expenses:
Selling, general and administrative	184,184	89,370	273,554
Total Operating Expenses	184,184	89,370	273,554

Operating Loss	(184,184)	(89,370)	(273,554)

Other Income (Expenses)
Gain on change in fair value of derivative	115,482	—	115,482
Interest expense	(144,547)	(251)	(144,798)
Total Other Income (Expenses)	(29,065)	(251)	(29,316)

Net loss	$(213,249)	$(89,621)	$(302,870)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average basic and diluted common shares	$2,262,106,850	$2,285,946,695

See accompanying notes to financial statement.

Table of Contents	34

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

			For the period
		For the period	May 10, 2012
	For the year ended	May 10, 2012 to	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities
Net loss	$(213,249)	$(89,621)	$(302,870)
Adjustemnts to reconcile net loss to net cash used by operating activities
Gain on change in fair value of derivative liability	(115,482)	—	(115,482)
Accrued interest - note payable shareholder	394	—	394
Non-cash interest	143,277	—	143.277
Amortization of prepaid expense	7,500	—	7,500
Changes in operating assets and liabilities:
Accrued expenses - related party	132,493	75,251	207,744
Other accrued expenses	9,301	8,500	17,801
Net cash used by operating activities	(35,766)	(5,870)	(41,636)

Cash flows from financing activities
Proceeds from issuance of common stock	—	27,610	27,610
Shareholder advances	10,577	3,300	13,877
Shareholder contribution	555	—	555
Repayment of note payable - related party	—	(25,000)	(25,000)
Proceeds from convertible note	25,000	—	25,000
Net cash provided by financing activities	36,132	5,910	42,042

NET INCREASE IN CASH	366	40	406

CASH
Beginning of period	40	—	—

End of period	$406	$40	$406

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of debt to related party	$275,000	$275,000
Conversion of note payable for shares of Preferred A	$6,617	$—
Note payable W Wylie for cancellation of 1,050,000 shares common stock	$25,000
Stock issued for prepaid expense	$3,500

See accompanying notes to financial statement.

Table of Contents	35

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Statement of Changes in Stockholders' (Deficit)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit
	$0.000001 Par		$0.000001 Par		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Balance - Inception (May 10, 2012)	—	$—	—	$—	$—	$—	$—

Issuance of common stock			2,100,000,000	2,100	510		2,610

Effect of merger			2,148,517	2	(512)	(299,490)	(300,000)

Issuance of common stock in private placement			316,500,000	316	24,684		25,000

Net loss for the period						(89,621)	(89,621)
Balance at December 31, 2012	—	—	2,418,648,517	2,418	24,682	(389,111)	(362,011)

Shareholder contribution					555		555

Issuance of common stock			5,000,000	5	3,495		3,500

Issuance of preferred stock	8,000,000	8			6,609		6,617

Cancellation of common stock			(1,050,000,000)	(1,050)	(23,950)		(25,000)

Forgiveness of debt interest by related party					744		744

Forgiveness of debt by related party					275,000		275,000

Net loss for the period						(213,249)	(213,249)
Balance at December 31, 2013	8,000,000	$8	1,373,648,517	$1,373	$287,135	$(602,360)	$(313,844)

See accompanying notes to financial statement.

Table of Contents	36

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 1 – BUSINESS DESCRIPTION

Business

Kleangas Energy Technologies, Inc., a Delaware corporation (the “Company”), is a development stage company.

The Company is in the GREEN ENERGY business and currently is selling wood pellets made from waste wood.

Green Day Agreement

The Board of Directors (the "Board") of the "Company", approved the execution of a share exchange agreement dated November 15, 2013 (the "Share Exchange Agreement") with Green Day Technologies Inc., a Florida corporation ("Green Day"). On December 18, 2013, the Company and Green Day entered into and executed an amendment to the Share Exchange Agreement (the "Amendment"). In accordance with the terms and provisions of the Amendment to Share Exchange Agreement: (i) the shareholders of Green Day (the "Green Day Shareholders") shall tender their shares of common stock to the Company in exchange for the issuance by the Company of its shares of restricted common stock on the basis of one share of common stock of Green Day for seventeen (17) shares of common stock of the Company; and (ii) the Green Day Shareholders shall tender to the Company their shares of preferred stock of the Company in exchange for the issuance by the Company of a corresponding share on a one to one basis of either its Series A, B, C or D Preferred stock. Effective January 15, 2014, Green Day became a wholly owned subsidiary of the Company.

Merger

On August 15, 2012, the Company completed a Plan and Agreement of Merger, dated as of August 15, 2012, by and among Windsor Resource Corp. (“Windsor”), KNGS Acquisition, Inc., a Florida corporation, and Kleangas Energy Technologies, Inc., a Florida corporation (“KET”), whereby Windsor issued 2,100,000,000 shares of its common stock to the stockholders of KET and KET became the wholly owned subsidiary of the Company. Although, as a legal matter, Windsor acquired KET in the merger, KET was considered to be the accounting acquirer, and the merger was accounted for as a reverse merger, with KET being the accounting survivor. Accordingly, the historical financial statements presented herein are those of KET and do not include the historical financial results of Windsor. Subsequently, Windsor changed its corporate name to Kleangas Energy Technologies, Inc., which is the same as KET.

In connection with the merger, Richard S. Astrom, who was the president and sole director of Windsor, entered into an Exchange Agreement, under which 2,000,000 shares of Series A Preferred Stock and 2,000,000 shares of common stock of Windsor and $71,044 of its indebtedness to him were exchanged for its secured promissory note to him in the principal amount of $275,000 which bears interest at the rate of 0.24% per annum and $25,000 in cash. The promissory note is due on August 15, 2013, is subject to acceleration upon certain events of default and contains certain restrictive covenants See Note 5.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

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

Table of Contents	37

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

Table of Contents	38

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consists following:

	December 31,
	2013	2012
Accrued salary	$190,000	$70,000
Accrued rent	17,000	5,000
Accrued interest	—	251
	$207,000	$75,251

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers. Salary from June 2012 to December 2013 has been accrued.

On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to December 2013 has been accrued. Rent expense was $12,000 for the year ended December 31, 2013 and $5,000 for the period August 1, 2012 to December 31, 2012.

Table of Contents	39

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 5 – NOTES PAYABLE

Notes Payable

The Company issued two $25,000 notes payable to a shareholder and former officer. Note 1 bearing interest at 6% per annum was for the cancellation of 1,050,000,000 shares of common stock held by the officer was issued November 7, 2013 and matures on May 7, 2014. Note 2 bearing interest at 7% per annum was issued for consulting service. The note was issued November 15, 2013 and matured on April 14, 2014.

Note Payable – Related Party

Note payable – Related Party consists of a note payable to Richard Astrom, the prior president and sole director of Windsor, bearing interest at 0.24% and due in August 15, 2013. This note is secured by a pledge of all of the shares of the Company’s operating subsidiary of the Company. On October 1, 2013, the $275,000 debt was forgiven and the principal amount plus accrued interest was contributed to additional paid in capital.

Convertible Note Payable

On December 11, 2013 the Company entered into a Promissory note whereby it may borrow an aggregate amount of $300,000. The note carries a 10% original issue discount (the “OID”), and is interest free for the first ninety days of each borrowing, and a one-time 12% interest charge if the note is not paid within the first ninety days. The Maturity Date is two years from the Effective Date of each payment (the “Maturity Date”) The note is convertible at the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

The Company may repay the Note at any time on or before 90 days from the Effective Date, after which the Borrower may not make further payments on this Note prior to the Maturity Date without written approval from Lender.

On December 11, 2013 the Company borrowed $27,778 of principal and received net proceeds of $25,000 after deducting original issue discount of $2,778.

The Company has determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period.

Table of Contents	40

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 6 – DUE TO SHAREHOLDER

Due to shareholders consisted of payments made by shareholders on behalf of the Company. The note bore an interest at the rate of 12% and was collateralized by the assets of the corporation. The company on August 7, 2013 issued 8,000,000 shares of Preferred A shares of the company’s stock in exchange for $6,617 due to shareholders.

NOTE 7– INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended December 31, 2013 to the Company’s effective tax rate is as follows:

U.S. federal statutory rate	-34.0%
State income tax, net of federal benefit	-6.0%
Increase in valuation allowance	40.0%
Income tax provision (benefit)	0.0%

The benefit for income tax is summarized as follows:

Federal:
Current	$—
Deferred	72,505
State and local:
Current	—
Deferred	12,795
Change in valuation allowance	(85,300)
Income tax provision (benefit)	$—

As of December 31, 2013 the Company had approximately $245,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2032. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Table of Contents	41

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 8 – SUBSEQUENT EVENTS

The Board of Directors (the "Board") of the Company approved the execution of a share exchange agreement dated November 15, 2013 (the "Share Exchange Agreement") with Green Day Technologies Inc., a Florida corporation ("Green Day"). On December 18, 2013, the Company and Green Day entered into and executed an amendment to the Share Exchange Agreement (the "Amendment"). In accordance with the terms and provisions of the Amendment to Share Exchange Agreement: (i) the shareholders of Green Day (the "Green Day Shareholders") shall tender their shares of common stock to the Company in exchange for the issuance by the Company of its shares of restricted common stock on the basis of one share of common stock of Green Day for seventeen (17) shares of common stock of the Company; and (ii) the Green Day Shareholders shall tender to the Company their shares of preferred stock of the Company in exchange for the issuance by the Company of a corresponding share on a one to one basis of either its Series A, B, C or D Preferred stock. Effective January 15, 2014, Green Day became a wholly owned subsidiary of the Company.

Table of Contents	42

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues. Our principal independent registered public accounting firm is Paritz & Company, P.A. Their address is 15 Warren Street, Suite 25 Hackensack, New Jersey 07601 and telephone number is (201) 342-7753.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

•	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

Table of Contents	43

•	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Bo Linton		President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a Director
Wayne Brian Geer		Director

Bo Linton

Mr. Linton has been our Chief Executive Officer and a member of the Board of Directors since January 1, 2014 and our President since February 3, 2014. During the past twenty years, Mr. Linton has worked extensively with developing environmental technologies. Mr. Linton founded International Capital Group, Inc. in 1998, which is a mergers and acquisitions firm. In 2001, Mr. Linton founded Berserker Entertainment Inc. Mr. Linton served as chairman of the board until 2004 for Berserker Entertainment Inc., which was a production, distribution and HD post production facility. From approximately March 2005 to October2005, Mr. Linton served as the president of Seamless Skyyfi Inc., a wholly-owned subsidiary of the public company Seamless Wi-Fi Inc. In November 2005, Mr. Linton founded Carbon Jungle LLC, which is an environmental company, and served as the president and chief executive officer. In August 2006 to 2008, Mr. Linton was the president and a director of MagneGas Corporation, which is a fully reporting company in the waste to fuel industry. During 2006, Mr. Linton was a co-executive

Table of Contents	44

producer of the feature film "Living Luminaries", a spiritual docudrama shown in theaters in 2008. From 2008 through 2009, Mr. Linton founded Clean Energy and Power Inc., a public company in the renewable energy sector and served as its president, chief executive officer and director.

Mr. Linton recently met with world leaders regarding clean energies and presented clean fuel technology to the United Nation's in 2007. Mr. Linton was a speaker and panel participant at the 1st Annual "Waste-to-Fuel" conference held in Orlando, Florida in 2008.

Mr. Linton earned his Bachelor's degree from Louisiana State University in 1994. Certain of his studies included business law, economics, finance, environmental science, theater, real estate and speech.

Wayne Brian Geer

Mr. Geer has been a member of our Board of Directors since August 11, 2013. Bryan Wayne Geer. Mr. Geer has been involved in the fire retardant\prevention business for the last ten years. In 2009 he began a new company, which is focused on the business of fire retardation and fire sprinkler systems. Mr. Geer graduated from Point Loma Nazarene with a University Bachelor of Arts (B.A.) degree in Industrial Organizational Psychology. In addition he completed the INSTEP Program at Cambridge University, Cambridge England, International Business program in 2001

Mr. Geer graduated from Point Loma Nazarene with a University Bachelor of Arts (B.A.) degree in Industrial Organizational Psychology. In addition he completed the INSTEP Program at Cambridge University, Cambridge England, International Business program in 2001.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, our directors receive no compensation.

There is no family relationship between any of our officers or directors. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Table of Contents	45

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

One of our director is deemed independent. Our other director also holds positions as executive officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended March 31, 2013 and 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Wylie, prior President/CEO, Secretary, Treasurer/Chief Financial Officer and Director	2013 2012	60,000	0	0	0	0	0	0	60,000

OUTSTANDING EQUITY AWARDS

As of December 31, 2013, we did not have any equity plans or awards.

STOCK OPTIONS//SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2013.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
William Wylie	0	0	0	0	0	0	0
Dennis Klein	0	0	0	0	0	0	0

Table of Contents	46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2013 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock/Preferred Stock	Officers and Directors Bo Linton 3001 N. Rocky Point Road Suite 200 Tampa, Florida 33771	-0- shares of common 8,000,000 shares of preferred (3) President/CEO, Secretary, CFO/Treasurer, Director	0%
Common Stock	Brian Wayne Geer 3001 N. Rocky Point Road Suite 200 Tampa, Florida 33771	-0- shares, Director	0%
Common Stock	All directors and named executive officers as a group (2 persons)	-0- shares	0%
	5% or Greater Beneficial Holders
Preferred Stock	Eric Gregory Holdings Inc. 22177 Dogie Place Canyon Lake, California 92587	8,000,000 shares (2) (3) Beneficial Owner	61.27%
Preferred Stock	Williams Capital Corp. 2202 N. West Shore Blvd. Suite 200 Tampa, Florida 33607	2,000,000 shares (2)	15.32%

(1)	Percentage of beneficial ownership of our common stock is based on 317,650,000 shares of common stock outstanding as of the date of the table.
(2)	Each share of Series A preferred stock has voting rights equivalent to 1,000 shares of common stock. Therefore, the voting percentage is based upon 13,057,561,098 votes represented by the total of 3,057,561,098 issued and outstanding shares of common stock and 10,000,000 issued and outstanding shares of Series A preferred stock
(3)	Bo Linton, our sole officer and a member of the Board of Directors, is the sole officer and director of Eric Gregory Holdings Inc. and has sole power and authority over disposition of the shares.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table of Contents	47

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related party transactions.

On May 31, 2012, we entered into one-year employment agreements with our officers and directors. These employment agreements terminated May 31, 2013.

On May 30, 2012, we entered into a six month lease agreement with one of our officers. The term of the lease was from August 1, 2012 to January 31, 2013. The lease then continued as a month-to-month tenancy until terminated in accordance with its terms and provisions. The lease was terminated September 2013.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,200 and $5,000 respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

Table of Contents	48

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2012, by and among the Registrant, KNGS Acquisition, Inc. and Kleangas Energy Technologies, Inc. Filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.2	Certificate of Amendment re 1-for-2,000 Reverse Split. Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.3	Certificate of Designations for Series A Preferred Stock. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.4	Certificate of Amendment to Certificate of Incorporation. Filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.5	Certificate of Correction. Filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.6	Certificate of Amendment related to Name Change. Filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.7	Certificate of Merger of KNGS Acquisition, Inc. into Kleangas Energy Technologies, Inc., a Florida corporation (the Plan of Merger referred to therein is Exhibit 2.1 to the Registration Statement). Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.8	By-laws. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
5.1	Opinion of Barry J. Miller, Esq. Filed as Exhibit 5.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.1	Form of Stock Purchase Agreement. Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.2	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.3	Exchange Agreement, dated as of August 15 2012, by and between Registrant and Richard S. Astrom. *
10.4	Promissory Note. Filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.5	Pledge Agreement. Filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.6	Private Label Agreement. Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.7	Employment Agreement, dated May 31, 2012, between the Registrant and Dennis J. Klein. Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.8	Employment Agreement, dated May 31, 2012, between the Registrant and William B. Wylie
10.9	Lease, dated May 30, 2012, between the Registrant and Dennis J. Klein. Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.10	Share Exchange Agreement between the Registrant and Green Day Technologies Inc. dated November 23, 2013. Filed as Exhibit 10.01 to Registrant's Current Report on Form 8-K on November 29, 2013.
10.11	Sales Agency Contract dated December 27, 2013 and executed December 31, 2013 between Green Day Technologies Inc. and Peniel Trading Korea. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K on January 27, 2014.
10.12	Purchase Order dated January 28, 2014. Filed as Exhibit 10.1 to Current Report on Form 10-K on January 31, 2014.
10.13	Equity Purchase Agreement dated February 28, 2014 between Registrant and Premier Venture Partners LLC. Filed as Exhibit 10.1 to Current Report on Form 8-K on March 6, 2014.
10.14	Registration Rights Agreement dated February 28, 2014 between Registrant and Premier Venture Partners LLC. Filed as Exhibit 10.02 to Current Report on Form 8-K on March 6, 2014.
21	List of Subsidiaries. Filed as Exhibit 21 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
23.1	Consent of Paritz & Co.
23.2	Consent of Barry J. Miller, Esq.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

*           Filed herewith.

Table of Contents	49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kleangas Energy Technologies Inc.

a Delaware corporation

April 15, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	CEO/President (Principal Executive Officer)

April 15, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bo Linton	April 15, 2014
Bo Linton
Its:	Director
(Principal Executive Officer) (Chief Financial and Accounting Officer)

By:	/s/ Brian Wayne Geer	April 15, 2014
Brian Wayne Geer
Its:	Director

Table of Contents	50