Form 10-Q
period 2014-03-31
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2014-05-20
CIK 1082176

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-176820

KLEANGAS ENERGY TECHNOLOGIES INC.
(Name of small business issuer in its charter)
Delaware	45-53499508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 N. Rocky Point Road Suite 200 Tampa, Florida 33771
(Address of principal executive offices)

(727) 330-3774
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2014
Common Stock, $0.000001	3,057,561,098

KLEANGAS ENERGY TECHNOLOGIES INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

Forward-Looking Information

This Quarterly Report of Kleangas Energy Technologies Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Table of Contents	-1-

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
FINANCIAL STATEMENTS

MARCH 31, 2014

Table of Contents	-2-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY (A Developmental Stage Company)

INDEX

PAGE

BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF CASH FLOWS	4

NOTES TO FINANCIAL STATEMENTS	5 - 12

Table of Contents	-3-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Balance Sheets

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$17,554	$406
Accounts receivable	19,550	—
Prepaid expenses	21,000	21,000

TOTAL ASSETS	$58,104	$21,406

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,411,802	$1,967,915
Other accrued expenses	17,801	17,801
Due to shareholder	7,260	7,260
Note payable (net of debt discount)	35,401	772
Accrued interest - note payable shareholder	1,207	394
Notes payable - related party	416,668	416,668
Payable to officer	200,000	200,000
Note payable	100,000	100,000
Total Liabilities	3,190,139	2,710,810

Other liabilities:
Derivative liability	347,387	52,023
Total Liabilities	3,537,526	2,762,833

Stockholders' Deficit
Preferred A, B, C, and D stock, par value $0.00001; 1,000 shares authorized, none issued and outstanding	—	—
Preferred E stock, par value $0.00001; 10,000,000 shares authorized, 10,000,000 issued and outstanding at March 31, 2014 and December 31, 2013	10	10
Common stock, par value $0.00001; 4,989,999,000 shares authorized, 3,047,561,098 shares issued and outstanding at March 31, 2014 and December 31, 2013	3,048	3,048
Additional paid in capital	24,960,514	24,914,513
Deficit accumulated during development stage	(4,070,703)	(3,286,708)
Accumulated deficit	(24,372,291)	(24,372,290)
Total Stockholders' Deficit	(3,479,422)	(2,741,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,104	$21,406

See Accountants’ Compilation Report

Table of Contents	-4-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Statements of Operations

For the three months ended March 31, 2014 and 2013

and the period June 24, 2010 (inception) through March 31, 2014

(unaudited)

	For the three		For the period
	months ended		June 24, 2010
	March 31,		(Inception) to
	2014	2013	March 31, 2014

Revenues	$19,550	$—	$19,550
Cost of revenues	24,818	—	24,818
Gross Profit	(5,268)	—	(5,268)

Expenses:
Selling, general and administrative	89,997	—	1,208,139
Consulting	195,708	132,000	833,328
Professional fees	43,230	—	111,980
Officer payroll	—	—	241,796
Total Operating Expenses	328,935	132,000	2,395,243

Operating Loss	(334,203)	(132,000)	(2,400,511)

Other Income/Expenses
Unrealized gain from change in derivative liabilities	728,250	—	726,459
Interest expense - amortization of debt discount	(1,175,479)	—	(1,185,202)
Interest expense - other	(2,563)	—	(404,349)
Total Other Expenses	(449,792)	—	(863,092)

(Loss) Income from continuing operations	(783,995)	(132,000)	(3,263,603)

Loss from discontinued operations	—	—	(17,210)

Net (loss) income	$(783,995)	$(132,000)	$(3,280,813)

See Accountants’ Compilation Report

Table of Contents	-5-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

and the period June 24, 2010 (inception) through March 31, 2014

(unaudited)

	For the three		For the period
	months ended		June 24, 2010
	March 31,		(Inception) to
	2014	2013	March 31, 2014

Cash flows from operating activities
Net loss from continuing operations	$(783,995)	$(132,000)	$(3,280,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	—	—	17,210
Interest expense	(1,140,601)	—	(1,130,878)
Gain from change in derivative liabilities	728,250	—	730,041
Accrued expense reversal	—	—	60,298
Reverse Merger Agreement	520,694		520,694
Accrued interest - note payable shareholder	1,813	—	1,813
Issuance of stock for services		132,000	440,000
Changes in operating assets and liabilities:
Accounts receivable	(19,550)	—	(19,550)
Accounts payable and accrued expenses	443,887	—	2,195,205
Payables to officer	—	—	6,796
Interest payable	750	—	1,972
Total adjustments	535,243	132,000	2,823,601
Net cash used by operating activities	(248,752)	—	(457,212)

Cash flows from financing activities
Proceeds from note payable	265,900	—	265,900
Proceeds from notes - related party	—	—	208,460
Net cash provided by financing activities	265,900	—	474,360

NET INCREASE/(DECREASE) IN CASH	17,148	—	17,148

CASH
Beginning of period	406	40	406

End of period	$17,554	$40	$17,554

See Accountants

Table of Contents	-6-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

NOTE 1 – BUSINESS DESCRIPTION

Business

Kleangas Energy Technologies, Inc., a Delaware corporation and subsidiaries (the “Company”), is a development stage company.

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

Upon consummation of the Share Exchange and the Purchase Right, Greenday Management controls a majority of the issued and outstanding shares of common stock of the Company and Bo Linton was appointed as Chairman of the Board and Chief Executive Officer of Kleangas.

For accounting purposes, this transaction is being accounted for as a reverse merger. Kleangas is the legal acquirer and Greenday, the only operating subsidiary, is considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

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

Table of Contents	-7-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

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

Table of Contents	-8-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

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

Table of Contents	-9-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the non-employee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consists following:

	March 31,	December 31,
	2014	2013

Accrued salary	$190,000	$190,000
Accrued rent	17,000	17,000
Accrued interest	—	—
	$207,000	$207,000

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers. Salary from June 2012 to September 2013 has been accrued.

On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to December 2013 has been accrued. Rent expense was $17,000 for the year ended December 31, 2013 and $5,000 for the period August 1, 2012 to December 31, 2012.

Table of Contents	-10-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

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

Note Payable

Note payable consisted of a promissory note with an aggregate principal amount of $10,000 issued to an unrelated company on January 10, 2013. The note bore an interest at the rate of 12% and was collateralized by the assets of the corporation. The note was not negotiable and could be repaid at any time without penalty or premium at the sole option of the company. The company on August 7, 2013 issued 8,000,000 shares of Preferred A shares of the company’s stock in exchange for the note.

Convertible Note Payable

During the Quarter ended March 31, 2014 the Company entered into a series of Loans whereby it may borrow up to an aggregate amount of $895,000. The notes carry an original issue discount (the “OID”), for loan expenses which varies per loan. . The Maturity Dates range from one to two years from the Effective Date of each borrowing. The notes are convertible at varying conversion rates. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning up to 9.99% of the common stock outstanding on the conversion date.

The Company may repay the borrowing at any time on or before 90 days from the Effective Date, after which the Company may not make further payments on this Note prior to the Maturity Date without written approval from Lender.

At March 31, 2014 the Company borrowed $300,778 of principal and received net proceeds of $265.900 after deducting loan expenses of $34,878.

The Company has determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period.

Table of Contents	-11-

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

Table of Contents	-12-

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

NOTE 6 – DUE TO SHAREHOLDER

Due to shareholder consists advances from a shareholder. The amount is non-interest bearing and due on demand.

NOTE 7– INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended December 31, 2013 to the Company’s effective tax rate is as follows:

U.S. federal statutory rate	(34.0)%
State income tax, net of federal benefit	(6.0)%
Increase in valuation allowance	40.0%
Income tax provision (benefit)	0.0%

The benefit for income tax is summarized as follows:

Federal:
Current	$—
Deferred	83,300
State and local:
Current	—
Deferred	7,350
Change in valuation allowance	(90,650)
Income tax provision (benefit)	$—

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

Table of Contents	-13-

 KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

NOTE 8– PREFERRED STOCK

There are five classes of Preferred Stock Series “A” “B” “C” “D” AND “E”

Number:

That the number of Shares of Series “A” shall be 200 shares

That the number of Shares of Series “B” shall be 100 shares

That the number of Shares of Series “C” shall be 300 shares

That the number of Shares of Series “D” shall be 400 shares

That the number of Shares of Series “E” shall be 10,000,000 shares

Voting Rights:

That the Shares of Series “A” shall have no voting rights.

That the Shares of Series “B” shall have no voting rights

That the Shares of Series “C” shall have no voting rights

That the Shares of Series “D” shall have voting rights as follows,

One share of Series of “D” will be equivalent to voting 1,000,000 shares of common stock.

That the Shares of Series “E” shall have voting rights as follows,

One share of Series of “E” will be equivalent to voting 10,000,000 shares of common stock

Preferred Series A Stock Par Value $.000001

Each share of Series “A” Convertible Preferred Stock shall be convertible, at the option of the Holder into 10,000 shares of fully paid and non-assessable shares of the Company’s Common Stock; provided, however that such conversion would not violate any applicable federal, state, or local law, regulation, or any judgment, writ, decree or order binding upon the Corporation or the Holder; or any provision of the Corporation’s or Holder’s if applicable, amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation and the Holder are parties or which they are bound. The foregoing conversion shall be hereinafter referred to as the “Conversion Ratio” Said Conversion Ratio shall be subject to equitable adjustment a the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustments appropriate, such as a dividend payable to shares of common stock, combinations of common stock, a merger or consolidation, or the like. (See Limitations on Conversion)

Preferred Series B Stock Par Value $.000001

Each share of Series “B” Convertible Preferred Stock shall be convertible, at the option of the Holder into 10,000,000 shares of fully paid and non-assessable shares of the Company’s Common Stock; provided, however that such conversion would not violate any applicable federal, state, or local law, regulation, or any judgment, writ, decree or order binding upon the Corporation or the Holder; or any provision of the Corporation’s or Holder’s if applicable, amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation and the Holder are parties or which they are bound. The foregoing conversion shall be hereinafter referred to as the “Conversion Ratio” Said Conversion Ratio shall be subject to equitable adjustment a the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustments appropriate, such as a dividend payable to shares of common stock, combinations of common stock, a merger or consolidation, or the like. (See Limitations on Conversion)

Table of Contents	-14-

 KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2014

NOTE 8– PREFERRED STOCK (continued)

Preferred Series C Stock Par Value $0.000001

Each share of Series “C” Convertible Preferred Stock shall be convertible, at the option of the Holder into Ten Thousand ($10,000) worth shares of fully paid and non-assessable shares of the Company’s Common Stock based upon the most recent 10 day average closing price effective the date of receipt of the conversion request; provided, however that such conversion would not violate any applicable federal, state, or local law, regulation, or any judgment, writ, decree or order binding upon the Corporation or the Holder; or any provision of the Corporation’s or Holder’s if applicable, amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation and the Holder are parties or which they are bound. The foregoing conversion shall be hereinafter referred to as the “Conversion Ratio” Said Conversion Ratio shall be subject to equitable adjustment a the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustments appropriate, such as a dividend payable to shares of common stock, combinations of common stock, a merger or consolidation, or the like. (See Limitations on Conversion)

Limitations on Conversion

No Conversion of any issued shares of Preferred Series “A, B &C” into common stock shall exceed 4.9% of the then issued and outstanding shares of common stock as reported by the Company’s transfer agent, unless such conversion is submitted to and approved by the board of directors of the Company. The Company may request information from the holder of any preferred shares submitted for conversion as to that shareholders current ownership of common stock or other security of the Company.

Preferred Series D Stock Par Value $.000001

Each share of Series “D” Preferred Stock is not convertible into Common stock. Preferred Stock “D” has voting rights as follows. One share of Series of “D” will be equivalent to voting 1,000,000 shares of common stock.

Preferred Series E Stock Par Value $.000001

These shares are the former Series A shares of Kleangas Technologies Inc. Each share of Series “E” Preferred Stock is not convertible into Common stock. Preferred Stock “E” has voting rights as follows. One share of Series of “E” will be equivalent to voting 10,000,000 shares of common stock.

Reissue of Preferred Stock

Shares of Preferred Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise can be reissued, as determined by the corporation and approved by the Board of Directors.

Mandatory Redemption

There shall be no mandatory redemption.

Table of Contents	-15-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table of Contents	-16-

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

Table of Contents	-17-

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Table of Contents	-18-

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Our net loss for the three month period ended March 31, 2014 was ($783,995) compared to a net loss of ($132,000) during the three month period ended March 31, 2013, an increase of $651,995. During the three month periods ended March 31, 20124 and March 31, 2013, we did not generate any revenue.

During the three month period ended March 31, 2014, we incurred operating expenses of $328,935 compared to $132,000 incurred during the three month period ended March 31, 2013, an increase of $196,935. Operating expenses generally consisted of: (i) selling, general and administrative of $89,997 (2013: $-0-); (ii) consulting of $195,7-8 (2013: $132,000); and (iii) professional fees of $43,230 (2013: $-0-). The increase in operating expenses was primarily attributable to the increase in consulting fees and general and administrative based on the increased scale and scope of our business operations. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the three month period ended March 31, 2014 was ($334,203) compared to an operating loss for the three month period ended March 31, 2013 of ($132,000).

During the three month period ended March 31, 2014, we incurred other expense in the form of unrealized gain from change in derivative liabilities of $728,250 (2013: $-0-), which was offset by a gain realized on interest expense-amortization of debt discount of $1,175,479 and gain on interest expense-other of $2,563. Thus, this resulted in total other expenses for the three month period ended March 31, 2014 of $449,792 (2013: $-0-). See " --Material Commitments" below.

Therefore, our net loss and loss per share during the three month period ended March 31, 2014 was ($783,995) or $0.00 per share compared to a net loss and loss per share of ($132,000) or $0.00 per share during the three month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2014

As of March 31, 2014, our current assets were $58,104 and our current liabilities were $3,190,139, which resulted in a working capital deficit of $3,132,035. As of March 31, 2014, current assets were comprised of: (i) $17,554 in cash; (ii) $19,550 in accounts receivable; and (iii) $21,000 in prepaid expenses. As of March 31, 2014, current liabilities were comprised of: (i) $2,411,802 in accounts payable and accrued expenses; (ii) $17,801 in other accrued expenses; (iii) $7,260 due to shareholder; (iv) $35,401 in note payable (net of debt discount); (v) $1,207 in accrued interest - note payable shareholder; (vi) $416,668 in notes payable - related party; (vii) $200,000 payable to officer; and (viii) $100,000 in note payable.

As of March 31, 2014, our total assets were $58,104 comprised entirely of current assets. The increase in total assets during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013 was due to the increase in accounts receivable of $19,550.

As of March 31, 2014, our total liabilities were $3,537,526 comprised of $3,190,139 in current liabilities and $347,387 in derivative liability. The increase in liabilities during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in accounts payable and accrued expenses of $443,887.

Stockholders’ deficit increased from ($2,741,427) for fiscal year ended December 31, 2013 to ($3,479,422) for the three month period ended March 31, 2014.

Table of Contents	-19-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2014, net cash flows used by operating activities was $17,148 compared to $-0- for the three month period ended March 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $783,995 (2013: $132,000), which was partially adjusted by: (i) an increase of $728,250 (2013: $-0-) for gain from change in derivative liabilities; (ii) an increase of $1,813 (2013: $-0-) in accrued interest-note payable to shareholder; (iii) an increase of $89,880 (2013: $-0-) for issuance of stock for services; (iv) a decrease of ($1,140,601) in interest expense; and (v) $-0- (2013: $132,000) in issuance of stock for services. Net cash flows used in operating activities was further changed by: (i) a decrease of $19,550 (2013: $-0-) in accounts payable and accrued expenses; and (ii) an increase of $750 (2012: $-0-) in interest payable; and (iii) an increase of $443,887 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2014, net cash flows from financing activities was $265,900 (2013: $-0-) consisting of $265,900 in proceeds from notes payable.

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

Table of Contents	-20-

Convertible Notes

During the quarter ended March 31, 2014 we entered into a series of loans whereby we may borrow up to an aggregate amount of $895,000. The notes carry an original issue discount (the “OID”), for loan expenses which varies per loan. The maturity dates range from one to two years from the effective date of each borrowing. The notes are convertible at varying conversion rates. Unless otherwise agreed in writing by both parties, at no time will the lender convert any amount of the note into common stock that would result in the lender owning up to 9.99% of the common stock outstanding on the conversion date.

We may repay the borrowing at any time on or before 90 days from the effective date, after which we may not make further payments on this note prior to the maturity date without written approval from the lender.

At March 31, 2014 we borrowed $300,778 of principal and received net proceeds of $265.900 after deducting loan expenses of $34,878.

We have determined that the conversion feature embedded in the note constitute a derivative and has been bifurcated from the note and recorded as a derivative liability with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period.

During the three month period ended March 31, 2014, we issued five (5) convertible notes for potential aggregate funding up to $895,000 (collectively, the "Convertible Notes") as follows:

•	$275,000 convertible note due twelve months after its issue date representing maximum funding up to $275,000. The initial consideration shall be $75,000 and the investor may pay additional consideration of up to $175,000, which may be funded at any time prior to the maturity date at the investor's sole discretion. The convertible note shall be interest free for ninety (90) days. In the event that the convertible note is not repaid within ninety days, the convertible note will have a one-time interest charge of 10%. The convertible note shall be convertible into shares of our common stock, which conversion price shall mean 50% multiplied by the lowest trade price in the twenty (2) trading days prior to the measurement date.

•	10% convertible promissory note in the total face value of $250,000 due January 8, 2015. The initial purchase price will be $27,500 of consideration upon execution of a note purchase agreement. Interest on any outstanding principal balance shall accrue at a rate of 10% per annum. In the event of a default, interest will accrue at the rate equal to the lower of twenty (20%) per annum or the highest rate permitted by law. The investor shall have the right, at the investor's option, at any time to convert the outstanding principal amount and Interest under the note in whole or in part. The conversion price shall be equal to the lower of $.0027 or sixty percent (60%) of the lowest trading price of our common stock during the twenty five (25) consecutive trading days prior to the date on which the investor elects to convert all or part of the note. If we are placed on “chilled” status with the Depository Trust Company, the discount will be increased by ten percent (10%) until such chill is remedied.

•	$60,000 convertible note due twelve months after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at a 45% discount to the lowest daily closing bid with a ten (10) look back. The note shall bear interest at 8%. Of the $60,000, $30,000 will be paid in cash upfront against delivery of the note. The remaining $30,000 shall be paid via delivery of a further $30,000 promissory note secured by $30,000 in value of assets.

•	$60,000 convertible note due twelve months after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at a 45% discount to the lowest daily closing bid with a ten (10) look back. The note shall bear interest at 8%. Of the $60,000, $30,000 will be paid in cash upfront against delivery of the note. The remaining $30,000 shall be paid via delivery of a further $30,000 promissory note secured by $30,000 in value of assets.

•	$300,000 promissory note due two years after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note shall be interest free for the first three months and if we do not repay within the three months, a one time interest charge of 12% shall be applied to the principal sum.

Table of Contents	-21-

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

Table of Contents	-22-

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued applicable accounting standards that would have a material effect on the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

Table of Contents	-23-

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-24-

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Table of Contents	-25-

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2012, by and among the Registrant, KNGS Acquisition, Inc. and Kleangas Energy Technologies, Inc. Filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.2	Certificate of Amendment re 1-for-2,000 Reverse Split. Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.3	Certificate of Designations for Series A Preferred Stock. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.

Table of Contents	-26-

3.4	Certificate of Amendment to Certificate of Incorporation. Filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.5	Certificate of Correction. Filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.6	Certificate of Amendment related to Name Change. Filed as Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.7	Certificate of Merger of KNGS Acquisition, Inc. into Kleangas Energy Technologies, Inc., a Florida corporation (the Plan of Merger referred to therein is Exhibit 2.1 to the Registration Statement). Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
3.8	By-laws. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
5.1	Opinion of Barry J. Miller, Esq. Filed as Exhibit 5.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.1	Form of Stock Purchase Agreement. Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.2	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.3	Exchange Agreement, dated as of August 15 2012, by and between Registrant and Richard S. Astrom. *
10.4	Promissory Note. Filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.5	Pledge Agreement. Filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.6	Private Label Agreement. Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.7	Employment Agreement, dated May 31, 2012, between the Registrant and Dennis J. Klein. Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.8	Employment Agreement, dated May 31, 2012, between the Registrant and William B. Wylie
10.9	Lease, dated May 30, 2012, between the Registrant and Dennis J. Klein. Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
10.10	Share Exchange Agreement between the Registrant and Green Day Technologies Inc. dated November 23, 2013. Filed as Exhibit 10.01 to Registrant's Current Report on Form 8-K on November 29, 2013.
10.11	Sales Agency Contract dated December 27, 2013 and executed December 31, 2013 between Green Day Technologies Inc. and Peniel Trading Korea. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K on January 27, 2014.
10.12	Purchase Order dated January 28, 2014. Filed as Exhibit 10.1 to Current Report on Form 10-K on January 31, 2014.
10.13	Equity Purchase Agreement dated February 28, 2014 between Registrant and Premier Venture Partners LLC. Filed as Exhibit 10.1 to Current Report on Form 8-K on March 6, 2014.
10.14	Registration Rights Agreement dated February 28, 2014 between Registrant and Premier Venture Partners LLC. Filed as Exhibit 10.02 to Current Report on Form 8-K on March 6, 2014.
21	List of Subsidiaries. Filed as Exhibit 21 to the Registrant’s Registration Statement on Form S-1, File No. 333-185280.
23.1	Consent of Paritz & Co.
23.2	Consent of Barry J. Miller, Esq.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

*           Filed herewith.

Table of Contents	-27-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kleangas Energy Technologies Inc.

a Delaware corporation

May 20, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	CEO/President (Principal Executive Officer)

May 20, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

Table of Contents	-28-