Form 10-Q
period 2014-06-30
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2014-08-19
CIK 1082176

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-176820

KLEANGAS ENERGY TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Delaware	26-2808844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 N. Rocky Pt. RD. Suite 200 Tampa, Florida 33771
(Address of principal executive offices)

(727)-364-2744
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 18, 2014
Common Stock, $0.000001	3,067,884,015

KLEANGAS ENERGY TECHNOLOGIES INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

Forward-Looking Information

This Quarterly Report of Kleangas Energy Technologies Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Developmental Stage Company)
FINANCIAL STATEMENTS
(unaudited)
JUNE 30, 2014

INDEX

PAGE

BALANCE SHEETS (unaudited)	5

STATEMENTS OF OPERATIONS (unaudited)	6

STATEMENTS OF CASH FLOWS (unaudited)	7

NOTES TO FINANCIAL STATEMENTS (unaudited)	8 - 16

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$100,253	$406
Prepaid expenses	21,000	21,000

TOTAL ASSETS	$121,253	$21,406

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,779,028	$1,967,915
Other accrued expenses	17,801	17,801
Due to shareholder	7,273	7,260
Notes payable (net of debt discount)	110,155	772
Accrued interest - note payable shareholder	2,019	394
Accrued interest - note payable	1,019	-
Notes payable-related party	424,559	416,668
Payable to officer-second cycle	267,895	-
Payable to officer	200,000	200,000
Note payable	100,000	100,000
Total Liabilities	3,909,749	2,710,810

Other liabilities:
Derivative liability	900,532	52,023
Total Liabilities	4,810,281	2,762,833

Stockholders' Deficit

Preferred A, B, C, and D stock, par value $0.000001;
1,000 shares authorized, none issued and outstanding	-	-
Preferred E stock, par value $0.000001;
10,000,000 shares authorized, 10,000,000 issued and outstanding
at June 30, 2014 and December 31, 2013	10	10
Common stock, par value $0.000001; 4,989,999,000 shares authorized,
3,078,561,098 and 3,047,561,098 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	3,079	3,048
Additional paid in capital	25,062,883	24,914,513
Deficit accumulated during development stage	(5,382,709)	(3,286,708)
Accumulated deficit	(24,372,291)	(24,372,290)
Total Stockholders' Deficit	(4,689,028)	(2,741,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,253	$21,406

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
Statements of Operations
For the six months ended June 30, 2014 and 2013
(unaudited)

			For the period
			June 24, 2010
	For the six months ended June 30,		(Inception) to June 30,
	2014	2013	2014

Revenues	$52,506	$-	$52,506
Cost of revenues	75,631	-	75,631
Gross Profit	(23,125)	-	(23,125)

Expenses:
Selling, general and administrative	136,521	-	1,254,663
Consulting	277,006	184,500	914,626
Professional fees	77,408	-	146,158
Officer payroll	-	-	241,796
Total Operating Expenses	490,935	184,500	2,557,243

Operating Loss	(514,060)	(184,500)	(2,580,368)

Other Income/Expenses
Gain from change in derivative liabilities	726,181	-	724,390
Impairment loss on second cycle	(380,302)	-	(380,302)
Interest expense-amortization of debt discount	(1,923,694)	-	(1,933,417)
Interest expense-other	(4,126)	(472)	(405,912)
Total Other Expenses	(1,581,941)	(472)	(1,995,241)

(Loss) Income from continuing operations	(2,096,001)	(184,972)	(4,575,609)

Loss from discontinued operations	-	-	(17,210)

Net (loss) income	$(2,096,001)	$(184,972)	$(4,592,819)

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(unaudited)

			For the period
			June 24, 2010
	For the six months ended June 30,		(Inception) to June 30,
	2014	2013	2014
Cash flows from operating activities
Net loss from continuing operations	$(2,096,001)	$(184,972)	$(4,592,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	-	-	17,210
Interest expense	(1,923,694)	-	(1,913,971)
Gain from change in derivative liabilities	726,181	-	727,972
Accrued expense reversal	-	-	60,298
Deferred liability	848,509		848,509
Merger adjustment	610,124	-	610,124
Accrued interest - note payable shareholder	1,625	-	1,625
Issuance of stock for services	13,000	184,500	453,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,115,900	-	2,867,218
Payables to officer	280,302	-	287,098
Interest payable	2,501	472	3,723
Total adjustments	1,674,448	184,972	3,962,806
Net cash used by operating activities	(421,553)	-	(630,013)

Cash flows from financing activities
Proceeds from notes payable	521,400	-	521,400
Proceeds from notes-related party	-	-	208,460
Net cash provided by financing activities	521,400	-	729,860

NET INCREASE/(DECREASE) IN CASH	99,847	-	99,847

CASH
Beginning of period	406	40	406

End of period	$100,253	$40	$100,253

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 1 – BUSINESS DESCRIPTION

Business

Kleangas Energy Technologies, Inc., (the “Company”), was incorporated in the State of Delaware on June 24, 2010. The Company acquired Green Day Technologies, Inc., a Florida corporation, as a wholly owned subsidiary on January 15, 2014 pursuant to a share exchange agreement. The Company acquired Second Cycle Recycling Inc. ("SCR"), a private corporation, as a wholly owned subsidiary on June 3, 2014 pursuant to a share exchange agreement.

The Company is in the GREEN ENERGY business and currently is selling wood pellets made from waste wood.

Green Day Technologies Inc. Share Exchange Agreement

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

Upon consummation of the Share Exchange and the Purchase Right, Green Day Management controls a majority of the issued and outstanding shares of common stock of the Company and Bo Linton was appointed as Chairman of the Board and Chief Executive Officer of Kleangas. It should be noted that voting control of the Company did not change as a result of the Share Exchange with Green Day due to the fact that each share of Series E Preferred Stock votes equivalent to 10,000,000 shares of common stock. As of the date of the Share Exchange there were 10,000,000 shares of Series E Preferred Stock outstanding. Therefor the Company did not account for the Share Exchange as a reverse merger.

Second Cycle Recycling Inc. Stock Purchase Agreement

On June 3, 2014, the Board of Directors of Kleangas Energy Technologies, Inc. a Delaware corporation (the “Company”), finalized and authorized the execution of that certain stock purchase agreement dated June 3, 2014 (the "Stock Purchase Agreement") with Lori Willis ("Willis"), the sole shareholder of record of Second Cycle Recycling Inc., a private corporation ("SCR"). In accordance with the terms and provisions of the Stock Purchase Agreement, the Company shall acquire from Willis 100% of the total issued and outstanding shares of common stock of SCR in consideration of the purchase price of $300,000.00 (the "Purchase Price"), which shall include all the assets of SCR. Thus, SCR will become the wholly-owned subsidiary of the Company.

The Purchase Price shall be paid as follows: (i) issuance by the Company of 25,000,000 shares of its restricted common stock with a per share price of $0.004 for aggregate valuation of $100,000; and (ii) $200,000 with (a) $5,000 paid upon closing of the Stock Purchase Agreement, (b) $2,000 per week until the new facility is generating sufficient revenue pursuant to which the remaining balance would be paid in full or payments would be accelerated, (c) $500 per week to be applied to start-up expenses until the new facility is generating sufficient revenue pursuant to which the remaining balance would be paid in full or payments would be accelerated.

In further accordance of the terms and provisions of the Stock Purchase Agreement, the Company will invest $500,000 worth of equity and equipment over the next twelvemonths to expand the operations of SCR. Willis agrees to a non-compete agreement for a minimum of two years. It is anticipated that the Company will enter into an employment agreement with Willis as soon as SCR achieves profitability.

The closing of the Stock Purchase Agreement occurred on June 16, 2014 with the issuance of the 25,000,000 shares and payment of the $5,000 to Willis.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 1 – BUSINESS DESCRIPTION (continued)

SCR is a paper pellet manufacturer that makes paper without a binder. The paper pellets are comprised 100% of paper without the use of gums, plastics or rubber to hold the pellets together. SCR has successfully infused fertilizer into its paper pellets. The pellets were tested by an independent lab. SCR will by applying for its land application permit with the State of Indiana and thus believes that this will open up markets into the horticulture, landscaping and farming industries. SCR has also successfully made kitty litter from its pellets and sells its products to pet store customers. The current products sold by SCR are animal bedding pellets, kitty litter, home heating pellets and absorbing pellets.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 16, 2014 (the “2013 Annual Report”).

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

At June 30, 2014, the Company had multiple convertible debentures outstanding that if-converted would result in 375,847,060 new common shares being issued.

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis

Convertible Instruments

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities

Stock-Based Compensation

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

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consists following:

	June 30,	December 31,
	2014	2013
Accrued salary	$190,000	$190,000
Accrued rent	17,000	17,000
Accrued interest	-	-
	$207,000	$207,000

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES (continued)

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

Convertible Note Payable

During the six months ended June 30, 2014, the Company issued one (1) convertible notes for potential aggregate funding up to $56,250 (collectively, the "Convertible Notes") as follows: $56,250 convertible note due twelve months Private Equity Fund, LLC (the “Investor”) have entered into a Securities Purchase Agreement dated as of June 18, 2014 (the “Agreement”), providing for the issuance of the 8% Convertible Promissory Note in the principal amount of $56,250 (the “Note”).

During the six months ended June 30, 2014 the Company entered into a series of Loans whereby it may borrow up to an aggregate amount of $895,000. The notes carry an original issue discount (the “OID”), for loan expenses which varies per loan. . The Maturity Dates range from one to two years from the Effective Date of each borrowing. The notes are convertible at varying conversion rates. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning up to 9.99% of the common stock outstanding on the conversion date.

The Company may repay the borrowing at any time on or before 90 days from the Effective Date, after which the Company may not make further payments on this Note prior to the Maturity Date without written approval from Lender.

At June 30, 2014 the Company borrowed $300,778 of principal and received net proceeds of $265.900 after deducting loan expenses of $34,878

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 5 – NOTES PAYABLE (continued)

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

•
$300,000 promissory note due two years after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note shall be interest free for the first three months and if we do not repay within the three months, a onetime interest charge of 12% shall be applied to the principal sum.

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

Derivative Liability

The Company has determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period. At June 30, 2014 and December 31, 2013, the Company had $900,532 and 52,023 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

NOTE 6 – DUE TO SHAREHOLDER

Due to shareholder consists of advances from a shareholder. The amount is non-interest bearing and due on demand.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Each share of Series “B” Convertible Preferred Stock shall be convertible, at the option of the Holder into 10,000,000 shares of fully paid and non-assessable shares of the Company’s Common Stock; provided, however that such conversion would not violate any applicable federal, state, or local law, regulation, or any judgment, writ, decree or order binding upon the Corporation or the Holder; or any provision of the Corporation’s or Holder’s if applicable, amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation and the Holder are parties or which they are bound. The foregoing conversion shall be hereinafter referred to as the “Conversion Ratio” Said Conversion Ratio shall be subject to equitable adjustment a the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustments appropriate, such as a dividend payable to shares of common stock, combinations of common stock, a merger or consolidation, or the like. (See Limitations on Conversion)

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
Notes to Financial Statements
(unaudited)
June 30, 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

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

Reissue of Preferred Stock

Shares of Preferred Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise can be reissued, as determined by the corporation and approved by the Board of Directress.

Mandatory Redemption

There shall be no mandatory redemption.

Common Stock

In the six months ended June 30, 2014, the Company issued 1,704,912,581 shares of common stock of which 6,000,000 shares were to convertible note holders for the conversion of $9,600 in convertible debt, 35,031,423 shares were issued for services, 25,000,000 shares were issued for the Second Cycle acquisition and 1,638,881,158 were issued for the Greenday acquisition.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Equity Purchase Agreement

On February 28, 2014, we entered into the Equity Purchase Agreement with Premier Venture. Pursuant to the terms and provisions of the Equity Purchase Agreement, for a period of thirty-six (36) months commencing on the date of effectiveness of the Registration Statement (as defined below), Premier Venture shall commit to purchase up to $12,000,000 of the Company's common stock, par value $0.001 per share (the "Shares"), pursuant to Puts (as defined below) covering the Registrable Securities (as defined below). The Purchase Price for the Shares for each Put shall be the put amount multiplied by seventy percent (70%) of the lowest individual daily VWAP of the Shares during the pricing period less five hundred dollars ($500.00). The maximum number of Shares that the Company shall be entitled to Put to Premier Venture per any applicable Put Notice (the “Put Amount”) shall not exceed the lesser of (i) 200% of the average daily trading volume of our common stock on the five trading days prior to the date the Put Notice is received by Premier Venture; and (ii) 120% of any previous put amount during the open period (or for the first Put Notice, 15,000,000 shares). Notwithstanding the preceding sentence, the Put Amount cannot exceed 4.99% of our outstanding shares.

The "Registrable Securities" include: (i) the Shares; and (ii) any securities issued or issuable with respect to the Share by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. In further accordance with the terms and provisions of the Equity Purchase Agreement and in consideration for the execution and delivery of the Equity Purchase Agreement by Premier Venture, we issue a certificate to Premier Venture representing 21,231,423 as the Initial Commitment Shares. "Initial Commitment Shares" shall mean 21,231,423 shares of common stock representing 2.5% of $12,000,000 divided by the sum equal to the daily VWAP of the common stock on the trading day immediately preceding the execution date multiplied by 90%. See "Item 5. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

NOTE 9 – SUBSEQUENT EVENT

On August 11, 2014 the Board of directors approved a change in the Certificate of Designation for the preferred shares of the Company which authorized the reduction in the number of Preferred E shares by 2,000,000 shares. This leaves a balance of 8,000,000 Preferred E shares authorized.

Preferred F shares: From those 2,000,000 shares 12,720 were reclassified as Preferred F Shares. The remaining 1,987,280 preferred shares are undesignated.

Preferred F shares have no voting rights. Preferred F shares convert based upon 70% of the lowest individual; daily VWAP in the (8) trading Days prior to the date the Conversion Notice is delivered to the Corporation.

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

Stock Purchase Agreement

On July 22, 2014, our Board of Directors finalized and authorized the execution of that certain stock purchase agreement (the “Stock Purchase Agreement”) among us, as buyer, and Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation (collectively, the “Sellers”) of 5,000,244 shares of common stock of Company, Inc., a Wisconsin corporation, which is a refuse systems, recycling and waste management company (“CI”), which constituted all of the issued and outstanding shares. The Company also purchased 833,333 shares of newly issued stock of CI for a purchase price of $1,300,000 (the “Purchase Price”). The Stock Purchase Agreement and associated documents referenced below will be held in escrow for up to ninety (90) days while we raise funds to pay the Purchase Price. Based on the timing of certain deliveries out of escrow (each, a “Closing Date”), payment constituting the Purchase Price will vary as follows:

(a) If the Closing Date occurs in August 2014, the Purchase Price will be $7,281,555 plus the amount of “Other Current Assets” shown on CI’s balance sheet, calculated as of the Closing Date, paid $219,551 in cash and delivery to Sellers of a Secured Promissory Note (the “Note”) in the principal amount of $7,062,004, and when the Purchase Price is paid, Jerry Hansen and Tracy Johnson will pay off the amount of “Other Current Assets” on CI’s balance sheet as of the Closing Date.

(b) If the Closing Date occurs in September 2014, the Purchase Price will be $7,301,174 plus the amount of “Other Current Assets” shown on CI’s balance sheet, calculated as of the Closing Date, paid $239,170 in cash and delivery to Seller of the Note in the principal amount of $7,062,004, and when the Purchase Price is paid, Jerry Hansen and Tracy Johnson will pay off the amount of “Other Current Assets” on CI’s balance sheet as of the Closing Date.

(c) If the Closing Date occurs in October 2014, the Purchase Price will be $7,320,860 plus the amount of “Other Current Assets” shown on CI’s balance sheet, calculated as of the Closing Date, paid $258,856 in cash and delivery to Seller of the Note in the principal amount of $7,062,004, and when the Purchase Price is paid, Jerry Hansen and Tracy Johnson will pay off the amount of “Other Current Assets” on CI’s balance sheet as of the Closing Date.

In further accordance with the terms and provisions of the Stock Purchase Agreement, CI will use the Purchase Price it receives from issuance of the stock to pay off a commercial loan owed CI to Sellers will use cash received as part of the Purchase Price to pay off the intercompany owed by CI to Jerry Hansen, Tracy Johnson and Hawks Rest, LLC in the approximate amount of $460,000. Lastly, on the date that is two months after the Closing Date, we will contribute funds to CI sufficient to allow CI to pay off in full the “Small Loan.”

Secured Promissory Note

On July 22, 2014, our Board of Directors authorized the execution of that certain secured promissory note in the principal amount of $7,062,004.00 dated July 22, 2014 (the “Secured Note”) payable to Jerry Hansen, Tracy Johnson and The PI Foundation (collectively and for purposes of the Secured Note, the Holders”). The Secured Note bears no interest and requires us beginning one month after July 22, 2014 (the “Effective Date”) to make fifteen monthly payments of principal on the terms and in the amount provided in the Convertible Note. The Secured Note will be secured by a first priority perfected security interest that encumbers all of our assets. The Secured Note will further be secured by a stock pledge agreement that encumbers the shares of stock of CI together with a control agreement and a mortgage on the fiber recovery building together with all stock powers, endorsements and other security documents and other agreements of any kind whatsoever entered into in connection with the transactions contemplated by the Stock Purchase Agreement.

The Secured Note will also give us the option of missing up to two monthly payments without penalty or interest during the Secured Note’s initial fifteen month term. The Secured Note will also allow the Company to elect to extend the maturity date of the Secured Note from fifteen months beginning on the Closing Date to eighteen months beginning on the Closing Date if we notify the Holders of our wish to extend the maturity date, during which three month extension time amounts owed under the Security Note will bear interest at the rate of twelve percent per annum.

All payments due under the Secured Note will be made on our behalf by, as determined by the Holders, us or our payment agent, Pyrenees Investments, LLC, our line of credit lender. The Holders will at all times be entitled to direct that all payments made under the Secured Note be sent to one or more separate bank accounts in the name of each of the persons referred to herein as “Holder,” in whatever relative amounts that Jerry Hansen specifies.

Stock Pledge Agreement

On July 22, 2014, our Board of Directors authorized the execution of that certain stock pledge agreement dated July 22, 2014 by and among Jerry Hansen, Tracy Johnson, The PI Foundation (collectively and for purposes of the Stock Pledge Agreement, the “Secured Party”) and us (the “Stock Pledge Agreement”). In accordance with the terms and provisions of the Stock Pledge Agreement, we granted a security interest to the Secured Party in the shares of common stock of CI acquired from the Sellers and the shares of common stock issued by CI. We, in the event of a default under the Secured Note, authorized and appointed the Secured Party as our attorney in fact to arrange for the transfer of the shares of CI to the name of the Secured Party. The shares of CI shall not be encumbered or disposed of by us while the Stock Purchase Agreement is in force.

Upon the occurrence of an event of default by us, the Secured Party shall have all of the rights and remedies of a secured party under the Wisconsin Uniform Commercial Code in addition to the following:

(a)
sell the shares of CI, which sale can be a public or private sale and the Secured Party shall determine the terms of any such sale in its sole discretion. The Secured Party shall be entitled to use the proceeds of the sale towards the amounts that we owe the Secured Party under the Stock Purchase Agreement. The Secured Party may add to what we owe the Secured Party the expenses of collection, sale and delivery of the shares of CI and any other expenses, including, but not limited to, reasonable attorney’s fees and disbursements, costs, broker’s commission, any and all transfer fees and taxes. We will pay the Secured Party any difference between the proceeds which the Secured Party realizes from the sale and what we owes the Secured Party. Upon each such sale the Secured Party may purchase all or any part of the collateral being sold, free from and discharged of all trusts, claims, right of redemption and equities of the Company, which are hereby waived and released;

(b)
elect to continue to hold the shares of CI if the Secured Party determines that a better price may be obtained at a later date and the Secured Party will not be liable to us for any loss in value in the Shares. If the Secured Party has the right to sell the shares and has not begun to do so within ninety (90) days after our obligations under the Secured Note have been accelerated, we may demand in writing that the Secured Party proceed to sell the shares. However, the Secured Party will not be required to sell the shares if in the Secured Party’s reasonable discretion the net proceeds would not be enough to repay in full the obligations of the Company and the amounts due under the Stock Purchase Agreement;

(c)	complete, in connection with a sale, a stock power in order to transfer the shares of CI; or

(d)
terminate our right to vote the shares of CI and the Secured Party may vote such shares in its discretion. By signing the Stock Pledge Agreement, we gave the Secured Party a right and proxy to vote the shares of CI as our agent, which cannot be revoked.

In the event the Secured Party sells the shares of CI, the proceeds shall be applied as follows: (a) to the expenses of collecting, selling and delivering the shares of CI including, but not limited to, attorney’s fees, brokerage commissions, auctioneer’s fees, transfer fees, disbursements and taxes; (b) second, to the payment of our obligations under the transaction documents; and (c) finally, the surplus if any to us.

Securities Control Agreement

On July 22, 2014, our Board of Directors authorized the execution of that certain securities control agreement dated July 22, 2014 by and among Jerry Hansen, Tracy Johnson, The PI Foundation (collectively and for purposes of the Securities Control Agreement, the “Secured Party”) and us (the “Securities Control Agreement”). In accordance with the terms and provisions of the Securities Control Agreement, we agreed that as the registered owner of the 5,000,244 shares of common stock of CI, it would not change the registered owner of such shares of common stock without the prior written consent of the Secured Party.

Escrow Agreement

On July 22, 2014, our Board of Directors authorized the execution of that certain escrow agreement (the “Escrow Agreement”), by and among Mark E. Rinehart, as escrow agent, Jerry Hanson, Tracy Johnson, The PI Foundation and us (the “Escrow Agreement”), pursuant to which the Escrow Agent shall hold certain documents and other items and perform certain obligations in relation to the Stock Purchase Agreement.

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

Premier Venture Partners LLC

On July 17, 2014, our Board of Directors finalized and authorized the execution of that certain term sheet for a $12,000,000 investment in us (the "Term Sheet") by Premier Venture Partners LLC, a California limited liability company ("Premier Venture"). Subsequently, on July 25, 2014, our Board of Directors finalized and authorized the execution of that certain preferred stock purchase agreement (the "Stock Purchase Agreement") with Premier Venture and associated registration rights agreement dated July 25, 2014 with Premier Venture (the "Registration Rights Agreement").

Stock Purchase Agreement

In accordance with the terms and provisions of the Stock Purchase Agreement, Premier Venture shall purchase up to 12,000 of our Series F Preferred Shares (the "Series F Preferred Shares") for a purchase price of $1,000 per Series F Preferred Share subject to adjustment (the "Purchase Price"). For the first purchase of Series F Preferred Shares, Premier Venture agrees to be irrevocably bound to purchase the number of shares equal to the lesser of: (i) 150 Series F Preferred Shares; and (ii) 400% of the average daily trading volume of the common shares for the twenty trading days prior to the filing of the registration statement divided by 1,000 (the "First Purchase Shares").

From time to time during the open period ("Open Period" means the period beginning on the earlier of: (i) 30 days after the payment for the First Purchase Shares; and (ii) 192 days after the agreement date of July 24, 2014 if the registration statement has not been declared effective by the SEC prior to such date) and ending on the earlier to occur of (x) the date which is 48 months from July 24, 2014 or termination of the Stock Purchase Agreement), we may in our sole discretion deliver a put notice to Premier Venture which states the number of Series F Preferred Shares that we intend to sell to Premier Venture on a closing date (the "Put"). On not less than the 13th trading day after receipt of the Put (the "Request Date"), we shall deliver the Purchased Series F Preferred Shares and Premier Venture shall pay to us the respective Purchase Price.

The maximum number of Series F Preferred Shares that we shall be entitled to Put to Premier Venture shall not exceed the lesser of: (i) 400% of the average daily dollar trading value of the common shares for the twenty trading days prior to the Put divided by 1,000; and (ii) the number of shares for each Put as set forth on Exhibit C attached to the Stock Purchase Agreement, which Exhibit C is a table of maximum monthly purchases (the "Purchase Limit"). During the Open Period, we shall not be entitled to submit a Put more than once in any thirty-day period. However, if the lowest individual daily VWAP of the common shares in the ten trading days prior to a Put is great than $0.008, then for purposes of Exhibit C and the Purchase Limit, the number of Series F Preferred Shares shall be multiplied by 150%.

The Stock Purchase Agreement also provides that if the average VWAP for the ten trading days after the Request Date is less than 85% of the average of the VWAPs for the ten trading days prior to the Request Date, then the Purchase Price for each Series F Preferred Share for such Put shall be reduced to an amount equal to such percentage multiplied by the Purchase Price (the "Adjustment to Purchase Price"). "VWAP" means the ratio of the value traded to total volume over a particular time and reflects the measurement of the average price a stock traded at over the trading horizon. It is generally calculated by adding the dollars traded for every transaction (price multiplied by number of shares traded) and then dividing by the total shares traded for the day.

The closing of each purchase by Premier Venture of the Series F Preferred Shares shall occur on the date which in the 13th trading day following the applicable Put (each, a "Closing Date"). Prior to such Closing Date, we shall issue to Premier Venture a certificate representing the Series F Preferred Shares being purchased and on the Closing Date Premier Venture shall deliver to the Company the Purchase Price.

Upon the execution date of the Stock Purchase Agreement, we shall issue to Premier Venture 720 Series F Preferred Shares. In order to advance the date of this first Put, we intend to file an S-1 registration statement covering the common stock issuable upon conversion of the Series F Preferred Shares from the First Purchase Shares together with the common shares issued from conversion of 360 of the 720 commitment shares (the "Commitment Shares"). Premier Venture agreed to be irrevocably bound to purchase the First Purchase Shares subject to the effectiveness of the Registration Statement.

Lastly, we may not make a Put under any of the following circumstances: (i) we are no longer a SEC reporting company or is late in any required filings; (ii) we have failed to deliver to Premier Ventures any shares of common stock that it has requested pursuant to a conversion of the Series F Preferred Shares; and (iii) during the 10 trading days prior to a Put, our common stock had a closing bid of less than $0.0004 per share.

We shall authorize and reserve the number of shares of common stock equal to the amount of 500% of the number of shares issuable upon conversion of all of the outstanding Series F Preferred Shares.

The "Registrable Securities" means the conversion shares deliverable to Premier Venture pursuant to the conversion into common shares of: (i) one-half of the commitment shares; (ii) the first purchase by Premier Ventures of the Series F Preferred Shares; and (iii) any common shares issued or issuable with respect to such common shares as a result of any stock split, stock dividend, recapitalization, exchange or similar event.

Registration Rights Agreement

On July 25, 2014, we entered into the registration rights agreement with Premier Venture (the "Registration Rights Agreement"). Pursuant to the terms and provisions of the Registration Rights Agreement, we are obligated to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to cover the Registrable Securities within thirty (30) days from the date of execution of the Registration Rights Agreement,. We must use our commercially reasonable efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission.

Termination of Equity Purchase Agreement

Effective on July 1, 2014, our Board of Directors approved the termination of that certain equity purchase agreement dated February 28, 2014 (the "Equity Purchase Agreement") previously entered into with Premier Venture and associated registration rights agreement dated February 28, 2014 with Premier Venture (the "Equity Registration Rights Agreement") regarding the prior $12,000,000 funding. The Stock Purchase Agreement and Registration Right Agreement replaces and supersedes the Equity Purchase Agreement and Equity Registration Rights Agreement.

Increase in Authorized Capital

Effective February 11, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to authorize an increase in authorized capital from 3,000,000,000 shares to 5,000,000,000 shares (the “Amendment”). The Amendment was filed with the Secretary of State of Delaware on February 18, 2014 reflecting the authorized common stock shall be an aggregate 5,000,000,000 shares consisting of 4,989,999,000 shares of common stock, par value $0.000001, and 10,001,000 shares of preferred stock, par value $0.000001. The Amendment will not affect the number of our issued and outstanding common shares.

Amendment to Articles of Incorporation

Effective July 11, 2014, the Board of Directors of Kleangas Energy Technologies Inc., a Delaware corporation (the “Company”) approved an amendment to the certificate of designation for common stock number and voting rights of the preferred stock series "A", "B", "C", "D", "E" and "F", number, voting rights, conversion rights, qualifications, limitations, restrictions and other characteristics (the "Amendment to Certificate of Designation"). The Amendment to Certificate of Designation was filed with the Secretary of State of Delaware on July 11, 2014 revising the number of shares in each series of the 10,001,000 shares of preferred stock previously designated as follows: (i) 200 shares shall be Series A; (ii) 100 shares shall be Series B; (iii) 5,300 shares shall be Series C; (iv) 400 shares shall be Series D; (v) 7,995,000 shares shall be Series E; and (vi) 12,720 shares shall be Series F. Thus, this leaves 1,987,280 shares of preferred stock authorized but undesignated as a series. The Amendment to the Certificate of Designation does not affect the number of total issued and outstanding preferred shares.

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

Refuse and Biomass Derive Pellets

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

SUMMARY COMPARISON OF OPERATING RESULTS*

	Six Month Period Ended June 30,
	2014	2013
Revenues, net	$52,506	$-0-
Cost of revenues	75,631	-0-
Gross profit (loss)	(23,125)	-0-
Total operating expenses	490,935	184,500
Operating Loss	(514,060)	(184,500)
Other income (expense)	(1,581,941)	(472)
Loss from Continuing Operations	(2,096,001)	(184,972)
Net income (loss)	$(2,096,001)	$(184,972)

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

Our net loss for the six month period ended June 30, 2014 was ($2,096,001) compared to a net loss of ($184,972) during the six month period ended June 30, 2013, an increase of $1,911,029. We generated net revenues of $52,506 during the six month period ended June 30, 2014 compared to $-0- during the six month period ended June 30, 2013 (an increase in net revenue of $52,506), which revenue was realized from the sale of our pellets. During the six month period ended June 30, 2014, we incurred $75,611 in cost of revenues compared to $-0- during the six month period ended June 30, 2013. Thus, our gross loss for the six month period ended June 30, 2014 was ($23,125) compared to $-0- during the six month period ended June 30, 2013.

 During the six month period ended June 30, 2014, we incurred operating expenses of $490,935 compared to $184,500 incurred during the six month period ended June 30, 2013, an increase of $306,435. Operating expenses generally consisted of: (i) selling, general and administrative of $136,521 (2013: $-0-); (ii) consulting of $277,006 (2013: $184,500); and (iii) professional fees of $77,408 (2013: $-0-). The increase in operating expenses was primarily attributable to the increase in consulting fees of $92,506, professional fees of $77,408 and general and administrative of $136,521 based on the increased scale and scope of our business operations. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the six month period ended June 30, 2014 was ($514,060) compared to an operating loss for the six month period ended June 30, 2013 of ($184,500).

During the six month period ended June 30, 2014, we incurred other expense in the amount of ($1,581,941) compared to other expense of ($472) incurred during the six month period ended June 30, 2014. Other expenses consisted of the following: (i) 1,923,694 (2013: $-0-) in interest expense - amortization of debt discount; (ii) 4,126 (2013: $472) in interest expense; and (iii) $380,302 (2013: $-0-) in impairment loss on second cycle, which was offset by other income of $726,181 (2013: $-0-) in gain from change in derivative liabilities.

During the six month period ended June 30, 2014, we also incurred a loss of ($2,096,001) (2013: ($184,972)) from continuing operations.

Therefore, our net loss during the six month period ended June 30, 2014 was ($2,096,001) compared to a net loss of ($184,972) during the six month period ended June 30, 2013. Net loss increased during the six month period ended June 30, 2014 compared to June 30, 2013 generally due to the realization of $2,096,001 in loss from continuing operations and $1,923,694 in interest expense on the amortization of debt discount.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2014

As of June 30, 2014, our current assets were $121,253 and our current liabilities were $3,909,749, which resulted in a working capital deficit of $3,788,496. As of June 30, 2014, current assets were comprised of: (i) $100,253 in cash; and (ii) $21,000 in prepaid expenses. As of June 30, 2014, current liabilities were comprised of: (i) $2,779,028 in accounts payable and accrued expenses; (ii) $17,801 in other accrued expenses; (iii) $7,273 due to shareholder; (iv) $110,155 in note payable (net of debt discount); (v) $2,019 in accrued interest - note payable shareholder; (vi) $1,019 in accrued interest - note payable; (vii) $424,559 in notes payable - related party; (viii) $267,895 in payable to office - second cycle; (ix) $200,000 payable to officer; and (x) $100,000 in note payable.

As of June 30, 2014, our total assets were $121,253 comprised entirely of current assets. The increase in total assets during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013 was due to the increase in cash of $99,847.

As of June 30, 2014, our total liabilities were $4,810,281 comprised of $3,909,749 in current liabilities and $900,532 in derivative liability. The increase in liabilities during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in accounts payable and accrued expenses of $811,113.

Stockholders’ deficit increased from ($2,741,427) for fiscal year ended December 31, 2013 to ($4,689,028) for the six month period ended June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2014, net cash flows used by operating activities was $421,553 compared to $-0- for the six month period ended June 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $2,096,001 (2013: $184,972), which was partially adjusted by: (i) a decrease of $1,923,694 (2013: $-0-) for interest expense; (ii) an increase of $726,181 (2013: $-0-) in gain from change in derivative liabilities; (iii) an increase of $848,509 (2013: $-0-) in deferred liability; (iv) an increase of $610,124 (2013: $-0-) in merger adjustment; (v) an increase of $1,625 (2013: $-0-) in accrued interest - note payable to shareholder; and (vi) an increase of $13,000 (2013: $184,500) in issuance of stock for services.

Net cash flows used by operating activities during the six month period ended June 30, 2014 was further changed by: (i) an increase of $1,115,900 (2013: $-0-) in accounts payable and accrued expenses; (ii) an increase of $280,302 (2013: $-0-) in payable to officer; and (iii) an increase of $2,501 (2013: $472) in interest payable.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2014, net cash flows from financing activities was $521,400 (2013: $-0-) consisting of $521,400 in proceeds from notes payable.

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

MATERIAL COMMITMENTS

Notes Payable

We issued two $25,000 notes payable to a shareholder and former officer. Note 1 was issued November 7, 2013 and matures on May 7, 2014. It bears interest at 6% per annum and was for the cancellation of 1,050,000,000 shares of common stock held by the officer. Note 2 was issued November 15, 2013 and matured on April 14, 2014. It bears interest at 7% per annum and was issued for consulting service.

Convertible Note Payable

During the six months ended June 30, 2014, we issued one (1) convertible notes for potential aggregate funding up to $56,250 (collectively, the "Convertible Notes") as follows: $56,250 convertible note due twelve months Private Equity Fund, LLC (the “Investor”) have entered into a Securities Purchase Agreement dated as of June 18, 2014 (the “Agreement”), providing for the issuance of the 8% Convertible Promissory Note in the principal amount of $56,250 (the “Note”).

During the six months ended June 30, 2014 we entered into a series of loans whereby we may borrow up to an aggregate amount of $895,000. The notes carry an original issue discount (the “OID”), for loan expenses which varies per loan. . The Maturity Dates range from one to two years from the Effective Date of each borrowing. The notes are convertible at varying conversion rates. Unless otherwise agreed in writing by both parties, at no time will the Lender convert any amount of the Note into common stock that would result in the Lender owning up to 9.99% of the common stock outstanding on the conversion date.

We may repay the borrowing at any time on or before 90 days from the Effective Date, after which we may not make further payments on this Note prior to the Maturity Date without written approval from Lender.

At June 30, 2014, we borrowed $300,778 of principal and received net proceeds of $265.900 after deducting loan expenses of $34,878.

During the first quarter of fiscal year 2014, we issued five (5) convertible notes for potential aggregate funding up to $895,000 (collectively, the "Convertible Notes") as follows:

●
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

●
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

●
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

●
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

●
$300,000 promissory note due two years after its issue date. The principal and accrued interest under the note will be convertible into shares of our common stock at the lesser of $0.0018 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note shall be interest free for the first three months and if we do not repay within the three months, a onetime interest charge of 12% shall be applied to the principal sum.

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

Derivative Liability

We have determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period. At June 30, 2014 and December 31, 2013, we had $900,532 and 52,023 in derivative liability pertaining to the outstanding convertible notes. We calculate the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

Due to Shareholder

Due to shareholder consists of advances from a shareholder. The amount is non-interest bearing and due on demand.

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

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 7, 2014, we, through our lawyers, filed a complaint against several John Does who had posted defamatory comments on Investor Hub under aliases captioned Kleangas Energy Technologies Inc., a Delaware corporation, Plaintiff, vs John Does Defendants. Subsequently, we, through its lawyer, sent a demand letter dated June 6, 2014 (the "Demand Letter") to one of those specific aliases, Perry Ferzoco ("Ferzoco"). The Demand Letter specifically demands that Ferzoco cease and desist from circulating false and disparaging statements about us through postings on a message board at Investors Hub. We believe we have suffered irreparable harm to our business reputation and business interests as a result of these false and disparaging statements posted by Ferzoco. The Demand Letter further demanded that Ferzoco pay all reasonable costs incurred by us in addressing this situation. We did not receive any response from Ferzoco.

Therefore, on June 10, 2014, we filed an amended complaint with the Circuit Court of the 11th Judicial District in and for Miami-Dade County, captioned Kleangas Energy Technologies Inc., a Delaware corporation, Plaintiff, vs. Perry Ferzoco, Defendent, Case No. 14-8954-CA-01 (the "Complaint"). The Complaint alleges that Ferzoco has continuously defamed us and our and executive officers through postings on Investors Hub, an Internet forum for investors to gather and share market insights. We further allege that such statements constitute defamation per se and seeks compensatory damages in excess of $15,000 to be proven at trial, attorneys fees and costs incurred, pre-judgment and post-judgment interest and any and all such other or additional relief as is just and proper.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any other legal proceeding, or (ii) has an adverse interest to us in any other legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Series F Preferred Stock

Effective on July 24, 2014,our Board of Directors authorized the issuance of the Commitment Shares in accordance with the terms and provisions of the Stock Purchase Agreement. Therefore, we issued an aggregate of 720 Series F Preferred Shares to Premier Venture. The Series F Preferred Shares were issued to Premier Venture in reliance on Section 4(2) and/or Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). Neither the Series F Preferred Shares nor the underlying shares of common stock have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Premier Venture acknowledged that the securities issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

Common Stock

During the six month period ended June 30, 2014, we also issued 21,231,423 shares of our common stock to Premier Venture in accordance with the terms and provisions of the Stock Purchase Agreement. The shares of common stock were issued to Premier Venture in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Premier Venture acknowledged that the securities issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

During the six month period ended June 30, 2014, we issued a further 25,300,000 shares of common stock to three individuals as follows: (i) 25,000,000 shares at $0.000001 per share; (ii) 100,000 shares at $0.00001 per share; and (iii) 200,000 shares at $0.001 per share. The shares of common stock were issued to three U.S. residents in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

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

3.8
Certificate of Amendment to Designation for Common Stock Number and Voting Rights of the Preferred Stock Series "A", "B", "C", "D", "E" and "F", Number, Voting Rights, Conversion Rights, Qualifications, Limitations, Restrictions and Other Characteristics Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K on July 22, 2014.

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
10.15
Stock Purchase Agreement dated July 25, 2014 between Kleangas Energy Technologies Inc. and Premier Venture Partners LLC. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on July 29, 2014

10.16
Registration Rights Agreement dated July 25, 2014 between Kleangas Energy Technologies Inc. and Premier Venture Partners LLC. Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on July 29, 2014

10.17
Stock Purchase Agreement dated July 22, 2014 among Kleangas Energy Technologies Inc., Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on August 7, 2014.

10.18
Secured Promissory Note dated July 22, 2014 among Kleangas Energy Technologies Inc., Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on August 7, 2014.

10.19
Stock Pledge Agreement dated July 22, 2014 among Kleangas Energy Technologies Inc., Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K on August 7, 2014.

10.20
Securities Control Agreement dated July 22, 2014 among Kleangas Energy Technologies Inc., Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K on August 7, 2014.

10.21
Escrow Agreement dated July 22, 2014 among Mark E. Rinehart, as escrow agent, Terry Hansen, Tracy Johnson, The PI Foundation and Kleangas Energy Technologies Inc. Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K on August 7, 2014.

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
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kleangas Energy Technologies Inc. a Delaware corporation

August 19, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	CEO/President (Principal Executive Officer)

August 19, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)