Form 10-Q
period 2014-09-30
KLEANGAS ENERGY TECHNOLOGIES, INC.
filed 2014-11-24
CIK 1082176

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(888) 720-0806
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 20, 2014
Common Stock, $0.000001	4,012,976,740

KLEANGAS ENERGY TECHNOLOGIES INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

3

ITEM 1. FINANCIAL STATEMENTS

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
(unaudited)
SEPTEMBER 30, 2014

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

5

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$17,162	$406
Prepaid expenses	-	21,000

TOTAL ASSETS	$17,162	$21,406

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,755,274	$1,760,915
Accrued expenses - related parties	207,000	207,000
Other accrued expenses	32,023	17,801
Due to shareholder	7,274	7,260
Convertible notes payable (net of debt discount of $536,402 and $27,006)	122,554	772
Accrued interest - note payable shareholder	2,019	394
Accrued interest - note payable	1,019	-
Payable to shareholder	624,560	616,668
Payable to officer-second cycle	242,895	-
Note payable	100,000	100,000
Derivative liability	5,713,050	52,023
Total Liabilities	8,807,668	2,762,833

Stockholders' Deficit (Note 8)

Preferred A, B, C, D, and F stock, par value $0.000001;
1,000 shares authorized, none issued and outstanding	-	-
Preferred E stock, par value $0.000001;
10,000,000 shares authorized, 8,000,000 and 10,000,000 issued and
outstanding at September 30, 2014 and December 31, 2013, respectively	8	10
Common stock, par value $0.000001; 4,989,999,000 shares authorized,
3,363,083,955 and 3,047,561,098 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	3,363	3,048
Additional paid in capital	25,145,693	24,914,513
Deficit accumulated during development stage	(9,567,279)	(3,286,708)
Accumulated deficit	(24,372,291)	(24,372,290)
Total Stockholders' Deficit	(8,790,506)	(2,741,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,162	$21,406

The accompanying notes are an integral part of these unaudited financial statements.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Statements of Operations

 (unaudited)

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$59,959	$-	$112,465	$-
Cost of revenues	67,400	-	143,031	-
Gross Profit	(7,441)	-	(30,566)	-

Expenses:
Selling, general and administrative	111,620	-	248,141	-
Consulting	67,550	184,500	344,556	184,500
Professional fees	44,951	-	122,359	-
Total Operating Expenses	224,121	184,500	715,056	184,500

Operating Loss	(231,562)	(184,500)	(745,622)	(184,500)

Other Income/Expenses
Loss from change in derivative liabilities	(3,434,688)	-	(2,708,507)	-
Impairment loss on second cycle	-	-	(380,302)	-
Interest expense-amortization of debt discount	(517,570)	-	(2,441,264)	-
Interest expense-other	(750)	(472)	(4,876)	(472)
Total Other Expenses	(3,953,008)	(472)	(5,534,949)	(472)

Net (loss) income	$(4,184,570)	$(184,972)	$(6,280,571)	$(184,972)

The accompanying notes are an integral part of these unaudited financial statements.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Statements of Cash Flows

(unaudited)

	For the nine
	months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss from continuing operations	$(6,280,571)	$(184,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from derivative liability change	2,708,507
Impairment loss on second cycle	380,302	-
Interest expense-amortization of debt discount	2,441,264	-
Merger adjustment	46,576	-
Issuance of stock for services	13,000	184,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,391)	-
Prepaid expenses	21,000
Interest payable	4,876	472
Total adjustments	5,609,134	184,972
Net cash used by operating activities	(671,437)	-

Cash flows from investing activities
Payment of note payable officer-second cycle	(37,407)	-
Net cash used by investing activities	(37,407)	-

Cash flows from financing activities
Proceeds from notes payable	725,600	-
Net cash provided by financing activities	725,600	-

NET INCREASE/(DECREASE) IN CASH	16,756	-

CASH
Beginning of period	406	40

End of period	$17,162	$40

Non-cash investing and financing activities:
Acquisition of Second Cycle for stock and note payable	$380,302	$-
Conversion of notes payable for stock	$163,050	$-

The accompanying notes are an integral part of these unaudited financial statements.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

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

At September 30, 2014, the Company had multiple convertible debentures outstanding that if-converted would result in 10,118,204,587 new common shares being issued.

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consists of the following:

	September 30,	December 31,
	2014	2013
Accrued salary	$190,000	$190,000
Accrued rent	17,000	17,000
	$207,000	$207,000

On May 31, 2012, the company entered into one year employment agreements with its officers. The salary for each officer is $60,000 per year. No cash has been paid to any officers.

On May 30, 2012, the company entered into a six-month lease agreement with one of its officers. The term of the lease is from August 1, 2012, to January 31, 2013. The lease then continues as a month-to-month tenancy until terminated in accordance with the provisions of the agreement. No rent has been paid. Rental expense for August 2012 to December 2013 has been accrued. Rent expense was $17,000 for the year ended December 31, 2013.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability. Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted was recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operations, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

During the first nine months of fiscal year 2014, we issued six (6) convertible notes for potential aggregate funding up to $951,250 (collectively, the "Convertible Notes") as follows:

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

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

Convertible Notes Payable at September 30, 2014 and December 31, 2013 represents the following:

		Reduction
		through
		conversion to
		stock as of	Balance at	Balance at
	Original	September 30,	September 30,	December 31,
Convertible Debt Due:	Principal	2014	2014	2013

JMJ 12/11/13	$27,778	$(9,600)	$18,178	$27,778
Iconic 1/10/14	27,500	(27,500)	-	-
Iconic 1/21/14	27,500	(27,500)	-	-
Gel 2/05/14	30,000	(30,000)	-	-
LG Cap 2/05/14	30,000	-	30,000	-
Tangiers 2/06/14	25,000	-	25,000	-
JMJ 2/20/14	27,778	(22,000)	5,778	-
Tonaquint 3/05/14	85,500	(1,450)	84,050	-
Iconic 3/06/14	27,500	-	27,500	-
Union Capital 3/07/14	40,000	(10,000)	30,000	-
LG Cap 3/12/14	40,000	(20,000)	20,000	-
JSJ Investments 5/15/14	50,000	-	50,000	-
Iconic 6/04/14	110,000	-	110,000	-
LG Cap 6/13/14	30,000	-	30,000	-
Auctus 6/18/14	56,250	-	56,250	-
LG Cap 6/23/14	30,000	-	30,000	-
Iconic 8/01/14	33,000	-	33,000	-
LG Cap 8/07/14	30,000	-	30,000	-
LG Cap 9/03/14	34,200	-	34,200	-
JMJ 9/03/14	30,000	-	30,000	-
Gel 9/10/14	30,000	(15,000)	15,000	-
Less: Discount on notes	-	-	(536,402)	(27,006)

	$822,006	$(163,050)	$122,554	$772

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

Short Term Convertible Notes Payable in Default

As of September 30, 2014, the Company has no convertible notes payable in default.

Derivative Liability

The Company has determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period. At September 30, 2014 and December 31, 2013, the Company had $5,713,050 and 52,023 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

The derivative liability at September 30, 2014 and December 31, 2013 related to the following convertible notes:

	September 30,	December 31,
	2014	2013

Auctus	$592,975	$-
Gel	150,412	-
Iconic	2,234,014	-
JMJ	277,891	52,023
JSJ Investments	510,379	-
LG Capital	881,351	-
Tangiers	312,472	-
Tonaquint	420,230	-
Union Capital	333,326	-

	$5,713,050	$52,023

The following is the range of variables used in revaluing the derivative liabilities at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Annual dividend yield	-	-
Expected life (years) of	.11 - 1.39	0.44
Risk-free interest rate	0.07%	0.07%
Expected volatility	1206.69%	372.00%

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 6 – DUE TO SHAREHOLDER

Due to shareholder consists of advances from a shareholder. The amount is non-interest bearing and due on demand. As of September 30, 2014 and December 31, 2013, the Company had advances from shareholder balances of $7,274 and $7,260.

NOTE 7– STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective July 11, 2014, the the Company amended its certificate of designation for common stock number and voting rights of the preferred stock series "A", "B", "C", "D", "E" and "F", number, voting rights, conversion rights, qualifications, limitations, restrictions and other characteristics (the "Amendment to Certificate of Designation"). The Amendment to Certificate of Designation was filed with the Secretary of State of Delaware on July 11, 2014 revising the number of shares in each series of the 10,001,000 shares of preferred stock previously designated as follows: (i) 200 shares shall be Series A; (ii) 100 shares shall be Series B; (iii) 5,300 shares shall be Series C; (iv) 400 shares shall be Series D; (v) 7,995,000 shares shall be Series E; and (vi) 12,720 shares shall be Series F. Thus, this leaves 1,987,280 shares of preferred stock authorized but undesignated as a series. The Amendment to the Certificate of Designation does not affect the number of total issued and outstanding preferred shares.

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

Each share of Series “C” Convertible Preferred Stock shall be convertible, at the option of the Holder into Ten Thousand ($10,000) worth shares of fully paid and non-assessable shares of the Company’s Common Stock based upon the most recent 10 day average closing price effective the date of receipt of the conversion request; provided, however that such conversion would not violate any applicable federal, state, or local law, regulation, or any judgment, writ, decree or order binding upon the Corporation or the Holder; or any provision of the Corporation’s or Holder’s if applicable, amended Articles of Incorporation or Bylaws, nor conflict with or contravene the provisions of any agreement to which the Corporation and the Holder are parties or which they are bound. The foregoing conversion shall be hereinafter referred to as the “Conversion Ratio” Said Conversion Ratio shall be subject to equitable adjustment a the reasonable discretion of the Board of Directors of the Corporation in the event of the occurrence of capital events which make such adjustments appropriate, such as a dividend payable to shares of common stock, combinations of common stock, a merger or consolidation, or the like. (See Limitations on Conversion)

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

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

Preferred Series F Stock Par Value $.000001

These 12,720 shares are the 2,000,000 of the former shares designated as "Series E", which were returned to treasury and cancelled on July 22, 2014. Series "F" shall have no voting rights.

Reissue of Preferred Stock

Shares of Preferred Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise can be reissued, as determined by the corporation and approved by the Board of Directress.

Mandatory Redemption

There shall be no mandatory redemption.

Common Stock

In the nine months ended September 30, 2014, the Company issued 1,704,912,581 shares of common stock of which 6,000,000 shares were to convertible note holders for the conversion of $9,600 in convertible debt, 35,031,423 shares were issued for services, 25,000,000 shares were issued for the Second Cycle acquisition and 1,638,881,158 were issued for the Greenday acquisition.

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

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 8 – COMMITMENTS & CONTINGENCIES

Stock Purchase Agreement with Premier Venture Partners LLC

On July 17, 2014, the Board of Directors of Kleangas Energy Technologies, Inc. a Delaware corporation (the “Company”), finalized and authorized the execution of that certain term sheet for a $12,000,000 investment in the Company (the "Term Sheet") with Premier Venture Partners LLC, a California limited liability company ("Premier Venture"). Subsequently, on July 25, 2014, the Board of Directors of the Company finalized and authorized the execution of that certain preferred stock purchase agreement (the "Stock Purchase Agreement") with Premier Venture Partners LLC, a California limited liability company ("Premier Venture") and associated registration rights agreement dated July 25, 2014 with Premier Venture (the "Registration Rights Agreement").

In accordance with the terms and provisions of the Stock Purchase Agreement, Premier Venture shall purchase up to 12,000 of the Company's Series F Preferred Shares (the "Series F Preferred Shares") for a purchase price of $1,000 per Series F Preferred Share subject to adjustment (the "Purchase Price"). For the first purchase of Series F Preferred Shares, Premier Venture agrees to be irrevocably bound to purchase the number of shares equal to the lesser of: (i) 150 Series F Preferred Shares; and (ii) 400% of the average daily trading volume of the common shares for the twenty trading days prior to the filing of the registration statement divided by 1,000 (the "First Purchase Shares").

From time to time during the open period ("Open Period" means the period beginning on the earlier of: (i) 30 days after the payment for the First Purchase Shares; and (ii) 192 days after the agreement date of July 24, 2014 if the registration statement has not been declared effective by the SEC prior to such date) and ending on the earlier to occur of (x) the date which is 48 months from July 24, 2014 or termination of the Stock Purchase Agreement), the Company may in its sole discretion deliver a put notice to Premier Venture which states the number of Series F Preferred Shares that the Company intends to sell to Premier Venture on a closing date (the "Put"). On not less than the 13th trading day after receipt of the Put (the "Request Date"), the Company shall deliver the Purchased Series F Preferred Shares and Premier Venture shall pay to the Company the respective Purchase Price.

The maximum number of Series F Preferred Shares that the Company shall be entitled to Put to Premier Venture shall not exceed the lesser of: (i) 400% of the average daily dollar trading value of the common shares for the twenty trading days prior to the Put divided by 1,000; and (ii) the number of shares for each Put as set forth on Exhibit C attached to the Stock Purchase Agreement, which Exhibit C is a table of maximum monthly purchases (the "Purchase Limit"). During the Open Period, the Company shall not be entitled to submit a Put more than once in any thirty-day period. However, if the lowest individual daily VWAP of the common shares in the ten trading days prior to a Put is great than $0.008, then for purposes of Exhibit C and the Purchase Limit, the number of Series F Preferred Shares shall be multiplied by 150%.

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

The closing of each purchase by Premier Venture of the Series F Preferred Shares shall occur on the date which in the 13th trading day following the applicable Put (each, a "Closing Date"). Prior to such Closing Date, the Company shall issue to Premier Venture a certificate representing the Series F Preferred Shares being purchased and on the Closing Date Premier Venture shall deliver to the Company the Purchase Price.

Upon the execution date of the Stock Purchase Agreement, the Company shall issue to Premier Venture 720 Series F Preferred Shares. In order to advance the date of this first Put, the Company intends to file an S-1 registration statement covering the common stock issuable upon conversion of the Series F Preferred Shares from the First Purchase Shares together with the common shares issued from conversion of 360 of the 720 commitment shares (the "Commitment Shares"). Premier Venture agreed to be irrevocably bound to purchase the First Purchase Shares subject to the effectiveness of the Registration Statement.

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 8 – COMMITMENTS & CONTINGENCIES (continued)

Lastly, the Company may not make a Put under any of the following circumstances: (i) the Company is no longer a SEC reporting company or is late in any required filings; (ii) the Company has failed to deliver to Premier Ventures any shares of common stock that it has requested pursuant to a conversion of the Series F Preferred Shares; and (iii) during the 10 trading days prior to a Put, the Company's common stock had a closing bid of less than $0.0004 per share.

The Company shall authorize and reserve the number of shares of common stock equal to the amount of 500% of the number of shares issuable upon conversion of all of the outstanding Series F Preferred Shares.

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

Registration Rights Agreement with Premier Ventures Partners LLC

On July 25, 2014, the Company entered into the registration rights agreement with Premier Venture (the "Registration Rights Agreement"). Pursuant to the terms and provisions of the Registration Rights Agreement, the Company is obligated to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to cover the Registrable Securities within thirty (30) days from the date of execution of the Registration Rights Agreement,. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission.

The Company has not filed the Registration Statement to date.

Effective on July 1, 2014, the Board of Directors terminated that certain equity purchase agreement dated February 28, 2014.

NOTE 9 – RELATED PARTY TRANSACTIONS

The following amounts represent the payable to the officer of Second Cycle Inc. for the acquisition of the company.

	September 30,	December 31,
	2014	2013
Accrued salary	$190,000	$190,000
Accrued rent	17,000	17,000
	$207,000	$207,000

The amounts payable to shareholder are for non-interest bearing advances to the Company over several years to fund Company operations. There are no definite terms of repayment.

	September 30,	December 31,
	2014	2013
Payable to shareholder	$624,560	$616,668

KLEANGAS ENERGY TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Financial Statements

(unaudited)

September 30, 2014

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

On October 6, 2014, our Board of Directors and majority shareholders approved the amendment the Company's Articles to increase the authorized share capital of the Company to 10,000,000,000 shares of common stock with the same par value of $0.000001 per share. The purpose of this proposed increase in authorized share capital is to make available additional shares of common stock for issuance for general corporate purposes, including those contemplated by various contractual agreements, the prospective business operations of the Company and subsequent financing activities, without the requirement of further action by the shareholders of the Company. The Board of Directors has considered potential uses of the additional authorized shares of common stock, which may include the seeking of additional equity financing through public or private offerings, establishing additional employee or director equity compensation plans or arrangements or for other general corporate purposes. Increasing the authorized number of shares of the common stock of the Company will provide the Company with greater flexibility and allow the issuance of additional shares of common stock in most cases without the expense or delay of seeking further approval from the shareholders. The shares of common stock do not carry any pre-emptive rights.

The Company approved a reverse stock split upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The Reverse Split would reduce the number of outstanding shares of common stock but have no effect on the number of outstanding shares of preferred stock. The board of directors had determined that it would be in the Company’s best interest to conduct a reverse split of its common stock on a 1 for 200 basis and has received the consent of holders of a majority of the voting power of the Company’s securities to authorize the board to conduct such a reverse split. The Company is awaiting FINRA’s approval of Reverse Split.

On October 20, 2014 the Company’s board of directors voted to change its name to G-Pel International Inc. The Company is awaiting FINRA’s approval of the name change.

For the period from October 1, 2014 to November 15, 2014 $132,757 of notes payable were converted into 1,624,598,542 common shares.

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

CURRENT BUSINESS OPERATIONS

Stock Purchase Agreement

On July 22, 2014, our Board of Directors finalized and authorized the execution of that certain stock purchase agreement (the “Stock Purchase Agreement”) among us, as buyer, and Jerry Hansen, Tracy Johnson and The PI Foundation, a non-profit Utah corporation (collectively, the “Sellers”) of 5,000,244 shares of common stock of Second Recycling Inc., a Wisconsin corporation, which is a refuse systems, recycling and waste management company (“SRI”), which constituted all of the issued and outstanding shares. We also purchased 833,333 shares of newly issued stock of SRI for a purchase price of $1,300,000 (the “Purchase Price”). The Stock Purchase Agreement and associated documents referenced below will be held in escrow for up to ninety (90) days while we raise funds to pay the Purchase Price. Based on the timing of certain deliveries out of escrow (each, a “Closing Date”), payment constituting the Purchase Price will vary as follows:

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

In further accordance with the terms and provisions of the Stock Purchase Agreement, SRI will use the Purchase Price it receives from issuance of the stock to pay off a commercial loan owed SRI to Sellers will use cash received as part of the Purchase Price to pay off the intercompany owed by SRI to Jerry Hansen, Tracy Johnson and Hawks Rest, LLC in the approximate amount of $460,000. Lastly, on the date that is two months after the Closing Date, we will contribute funds to SRI sufficient to allow SRI to pay off in full the “Small Loan.”

Secured Promissory Note

On July 22, 2014, our Board of Directors authorized the execution of that certain secured promissory note in the principal amount of $7,062,004.00 dated July 22, 2014 (the “Secured Note”) payable to Jerry Hansen, Tracy Johnson and The PI Foundation (collectively and for purposes of the Secured Note, the Holders”). The Secured Note bears no interest and requires us beginning one month after July 22, 2014 (the “Effective Date”) to make fifteen monthly payments of principal on the terms and in the amount provided in the Convertible Note. The Secured Note will be secured by a first priority perfected security interest that encumbers all of our assets. The Secured Note will further be secured by a stock pledge agreement that encumbers the shares of stock of SRI together with a control agreement and a mortgage on the fiber recovery building together with all stock powers, endorsements and other security documents and other agreements of any kind whatsoever entered into in connection with the transactions contemplated by the Stock Purchase Agreement.

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

Stock Pledge Agreement

On July 22, 2014, our Board of Directors authorized the execution of that certain stock pledge agreement dated July 22, 2014 by and among Jerry Hansen, Tracy Johnson, The PI Foundation (collectively and for purposes of the Stock Pledge Agreement, the “Secured Party”) and us (the “Stock Pledge Agreement”). In accordance with the terms and provisions of the Stock Pledge Agreement, we granted a security interest to the Secured Party in the shares of common stock of SRI acquired from the Sellers and the shares of common stock issued by SRI. We, in the event of a default under the Secured Note, authorized and appointed the Secured Party as our attorney in fact to arrange for the transfer of the shares of SRI to the name of the Secured Party. The shares of SRI shall not be encumbered or disposed of by us while the Stock Purchase Agreement is in force.

Upon the occurrence of an event of default by us, the Secured Party shall have all of the rights and remedies of a secured party under the Wisconsin Uniform Commercial Code in addition to the following:

(a)

sell the shares of SRI, which sale can be a public or private sale and the Secured Party shall determine the terms of any such sale in its sole discretion. The Secured Party shall be entitled to use the proceeds of the sale towards the amounts that we owe the Secured Party under the Stock Purchase Agreement. The Secured Party may add to what we owe the Secured Party the expenses of collection, sale and delivery of the shares of SRI and any other expenses, including, but not limited to, reasonable attorney’s fees and disbursements, costs, broker’s commission, any and all transfer fees and taxes. We will pay the Secured Party any difference between the proceeds which the Secured Party realizes from the sale and what we owes the Secured Party. Upon each such sale the Secured Party may purchase all or any part of the collateral being sold, free from and discharged of all trusts, claims, right of redemption and equities, which are hereby waived and released;

(b)

elect to continue to hold the shares of SRI if the Secured Party determines that a better price may be obtained at a later date and the Secured Party will not be liable to us for any loss in value in the Shares. If the Secured Party has the right to sell the shares and has not begun to do so within ninety (90) days after our obligations under the Secured Note have been accelerated, we may demand in writing that the Secured Party proceed to sell the shares. However, the Secured Party will not be required to sell the shares if in the Secured Party’s reasonable discretion the net proceeds would not be enough to repay in full our obligations and the amounts due under the Stock Purchase Agreement;

(c)	complete, in connection with a sale, a stock power in order to transfer the shares of SRI; or

(d)

terminate our right to vote the shares of SRI and the Secured Party may vote such shares in its discretion. By signing the Stock Pledge Agreement, we gave the Secured Party a right and proxy to vote the shares of SRI as our agent, which cannot be revoked.

In the event the Secured Party sells the shares of SRI, the proceeds shall be applied as follows: (a) to the expenses of collecting, selling and delivering the shares of SRI including, but not limited to, attorney’s fees, brokerage commissions, auctioneer’s fees, transfer fees, disbursements and taxes; (b) second, to the payment of our obligations under the transaction documents; and (c) finally, the surplus if any to us.

The closing of the Stock Purchase Agreement occurred on June 16, 2014 and we issued the 25,000,000 shares of restricted common stock and payment of $5,000 to Willis. See "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Securities Control Agreement

On July 22, 2014, our Board of Directors authorized the execution of that certain securities control agreement dated July 22, 2014 by and among Jerry Hansen, Tracy Johnson, The PI Foundation (collectively and for purposes of the Securities Control Agreement, the “Secured Party”) and us (the “Securities Control Agreement”). In accordance with the terms and provisions of the Securities Control Agreement, we agreed that as the registered owner of the 5,000,244 shares of common stock of SRI, it would not change the registered owner of such shares of common stock without the prior written consent of the Secured Party.

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

FINRA Corporate Action/Information Statement on Form 14C

On October 6, 2014, our Board of Directors and majority shareholders approved: (i) an amendment to the articles of incorporation (the "Name Change Amendment") to change our name from "Kleangas Energy Technologies Inc." to "G-Pel International Inc."; (ii) an amendment to the articles of incorporation to increase our total authorized capital to 10,000,000,000 shares of common stock, par value $0.000001 (the "Authorized Capital Amendment"); (iii) a reverse stock split (the “Reverse Split”) of our issued and outstanding shares of common stock on a 1 for 200 basis; and (iv) the change of domicile from State of Delaware to the State of Florida (the "Re-Domicile"). Pursuant to our Bylaws and the Delaware Revised Statutes, a vote by the holders of at least a majority of our outstanding votes was required to effect the Name Change Amendment, the Authorized Capital Amendment, the Reverse Split and the Re-Domicile. Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of October 6, 2014, we had 3,731,090,540 shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock held of record were entitled to 1,700,000 shares of common stock and 8,000,000 shares of Series E Preferred Stock, which each share of Series E Preferred Stock having voting rights equivalent to 10,000,000 shares of common stock. The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) Bo Linton holding of record 1,700,000 shares of common stock; and (ii) Eric Gregory Holdings Inc. holding of record 8,000,000 shares of Series E Preferred Stock.

A preliminary information statement on Form 14(c) was filed with the Securities and Exchange Commission on October 16, 2014. On November 24, 2014, we filed the definitive Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of October 9, 2014, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company.

These actions were approved by written consent on October 6, 2014 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Delaware Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of October 6, 2014 have approved the Name Change Amendment, the Authorized Capital Amendment, the Reverse Split and the Re-Domicile as determined were in the best interests of our Company and shareholders.

The Board of Directors had previously considered factors regarding their approval of the Reverse Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing us and our structure in favorable position in order to effectively negotiate with potential acquisition candidates regarding assets. Our Board of Directors approved the Name Change Amendment, the Authorized Capital Amendment, the Reverse Split and the Re-Domicile and recommended our majority shareholders review and approve same.

As of the date of this Quarterly Report, the above-referenced corporate actions are pending with FINRA for an effective date.

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

SUMMARY COMPARISON OF OPERATING RESULTS*

	Nine Month Period ended September 30
	2014	2013
Revenues, net	$59,959	$-0-
Cost of revenues	67,400	-0-
Gross profit (loss)	(7,441)	-0-
Total operating expenses	224,121	184,500
Operating Loss	(231,562)	(184,500)
Other income (expense)	(3,953,008)	(-0-)
Net (loss) income	(4,184,570)	(184,972)

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Our net loss for the nine month period ended September 30, 2014 was ($4,184,570) compared to a net loss of ($184,972) during the nine month period ended September 30, 2013, an increase of $3,999,598. We generated net revenues of $59,959 during the nine month period ended September 30, 2014 compared to $-0- during the nine month period ended September 30, 2013 (an increase in net revenue of $59,959), which revenue was realized from the sale of our pellets. During the nine month period ended September 30, 2014, we incurred $67,400 in cost of revenues compared to $-0- during the nine month period ended September 30, 2013. Thus, our gross loss for the nine month period ended September 30, 2014 was ($7,441) compared to $-0- during the nine month period ended September 30, 2013.

 During the nine month period ended September 30, 2014, we incurred operating expenses of $224,121 compared to $184,500 incurred during the nine month period ended September 30, 2013, an increase of $39,621. Operating expenses generally consisted of: (i) selling, general and administrative of $111,620 (2013: $-0-); (ii) consulting of $67,550 (2013: $184,500); and (iii) professional fees of $44,951 (2013: $-0-). The increase in operating expenses was primarily attributable to the increase in professional fees of $44,951 and general and administrative of $111,620 based on the increased scale and scope of our business operations. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the nine month period ended September 30, 2014 was ($231,562) compared to an operating loss for the nine month period ended September 30, 2013 of ($184,500).

During the nine month period ended September 30, 2014, we incurred other expense in the amount of ($3,953,008) compared to other expense of ($472) incurred during the nine month period ended September 30, 2014. Other expenses consisted of the following: (i) $517,570 (2013: $-0-) in interest expense - amortization of debt discount; (ii) $750 (2013: $472) in interest expense; and (iii) $3,434,688 (2013: $-0-) in loss from change in derivative liabilities.

Therefore, our net loss during the nine month period ended September 30, 2014 was ($4,184,570) compared to a net loss of ($184,972) during the nine month period ended September 30, 2013. Net loss increased during the nine month period ended September 30, 2014 compared to September 30, 2013 generally due to the realization of $3,434,688 in loss from change in derivative liabilities of $3,434,688.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2014

As of September 30, 2014, our current assets were $17,162 and our current liabilities were $8,807,668, which resulted in a working capital deficit of $8,790,506. As of September 30, 2014, current assets were comprised of $17,162 in cash. As of September 30, 2014, current liabilities were comprised of: (i) $1,755,274 in accounts payable and accrued expenses; (ii) $207,000 in accrued expenses - related parties; (iii) $32,023 in other accrued expenses; (iv) $7,274 due to shareholder; (v) $122,554 in convertible notes payable (net of debt discount of $536,402 and $27,006); (vi) $2,019 in accrued interest - note payable shareholder; (vii) $1,019 in accrued interest - note payable; (viii) $624,560 in payable to shareholder; (ix) $242,895 in payable to officer - Second Recycle; (x) $100,000 in note payable; and (xi) $5,713,050 in derivative liability.

As of September 30, 2014, our total assets were $17,162 comprised entirely of current assets. The decrease in total assets during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013 was due to the decrease in prepaid expenses of $21,000.

As of September 30, 2014, our total liabilities were $8,807,668 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in derivative liability of $5,661,027.

Stockholders’ deficit increased from ($2,741,427) for fiscal year ended December 31, 2013 to ($8,790,506) for the nine month period ended September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2014, net cash flows used by operating activities was $671,437 compared to $-0- for the nine month period ended September 30, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $6,280,571 (2013: $184,972), which was partially adjusted by: (i) $2,708,507 (2013: $-0-) for loss from derivative liability change; (ii) $380,302 (2013: $-0-) in impairment loss on SRI; (iii) $2,441,264 (2013: $-0-) in interest expense - amortization of debt discount; (iv) $46,576 (2013: $-0-) in merger adjustment; and (v) $13,000 (2013: $184,500) in issuance of stock for services.

Net cash flows used by operating activities during the nine month period ended September 30, 2014 was further changed by: (i) a decrease of $6,391 (2013: $-0-) in accounts payable and accrued expenses; (ii) an increase of $21,000 (2013: $-0-) in prepaid expenses; and (iii) an increase of $4,876 (2013: $472) in interest payable.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2014, net cash flows from investing activities was $37,407 (2013: $-0-) resulting from payment of note payable to officer - SRI.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2014, net cash flows from financing activities was $725,600 (2013: $-0-) resulting from proceeds from notes payable.

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

Convertible Note Payable

During the nine months ended September 30, 2014, we issued six convertible notes for potential aggregate funding up to $951,250 (collectively, the "Convertible Notes") as follows:

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

•

$56,250 convertible note due twelve months Private Equity Fund, LLC (the “Investor”) have entered into a Securities Purchase Agreement dated as of June 18, 2014 (the “Agreement”), providing for the issuance of the 8% Convertible Promissory Note in the principal amount of $56,250 (the “Note”).

Convertible Notes Payable at September 30, 2014 and December 31, 2013 represents the following:

		Reduction
		through
		conversion to
		stock as of	Balance at	Balance at
	Original	September 30,	September 30,	December 31,
Convertible Debt Due:	Principal	2014	2014	2013

JMJ 12/11/13	$27,778	$(9,600)	$18,178	$27,778
Iconic 1/10/14	27,500	(27,500)	-	-
Iconic 1/21/14	27,500	(27,500)	-	-
Gel 2/05/14	30,000	(30,000)	-	-
LG Cap 2/05/14	30,000	-	30,000	-
Tangiers 2/06/14	25,000	-	25,000	-
JMJ 2/20/14	27,778	(22,000)	5,778	-
Tonaquint 3/05/14	85,500	(1,450)	84,050	-
Iconic 3/06/14	27,500	-	27,500	-
Union Capital 3/07/14	40,000	(10,000)	30,000	-
LG Cap 3/12/14	40,000	(20,000)	20,000	-
JSJ Investments 5/15/14	50,000	-	50,000	-
Iconic 6/04/14	110,000	-	110,000	-
LG Cap 6/13/14	30,000	-	30,000	-
Auctus 6/18/14	56,250	-	56,250	-
LG Cap 6/23/14	30,000	-	30,000	-
Iconic 8/01/14	33,000	-	33,000	-
LG Cap 8/07/14	30,000	-	30,000	-
LG Cap 9/03/14	34,200	-	34,200	-
JMJ 9/03/14	30,000	-	30,000	-
Gel 9/10/14	30,000	(15,000)	15,000	-
Less: Discount on notes	-	-	(536,402)	(27,006)

	$822,006	$(163,050)	$122,554	$772

Derivative Liability

We have determined that the conversion feature embedded in the note constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period. At September 30, 2014 and December 31, 2013, we had $5,713,050 and 52,023 in derivative liability pertaining to the outstanding convertible notes. We calculate the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

The derivative liability at September 30, 2014 and December 31, 2013 related to the following convertible notes:

	September 30,	December 31,
	2014	2013

Auctus	$592,975	$-
Gel	150,412	-
Iconic	2,234,014	-
JMJ	277,891	52,023
JSJ Investments	510,379	-
LG Capital	881,351	-
Tangiers	312,472	-
Tonaquint	420,230	-
Union Capital	333,326	-

	$5,713,050	$52,023

Due to Shareholder

Due to shareholder consists of advances from a shareholder. The amount is non-interest bearing and due on demand. As of September 30, 2014 and December 31, 2013, we had advances from shareholder balances of $7,274 and $7,260.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Common Stock

During the nine month period ended September 30, 2014, we also issued 21,231,423 shares of our common stock to Premier Venture in accordance with the terms and provisions of the Stock Purchase Agreement. The shares of common stock were issued to Premier Venture in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Premier Venture acknowledged that the securities issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

During the nine month period ended September 30, 2014, we issued a further 1,704,912,581 shares of common stock as follows: (i) 6,000,000 shares at $0.000001 per share to convertible note holders for the conversion of $9,600 in convertible debt; (ii) 35,031,423 shares at $0.001 per share for services; (iii) 25,000,000 shares to SRI' and (iv) 1,638,881,158 shares for the Greenday acquisition. The shares of common stock were issued to 23 U.S. residents in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

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

______________

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kleangas Energy Technologies Inc. a Delaware corporation

November 24, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	CEO/President (Principal Executive Officer)

November 24, 2014	By:	/s/ Bo Linton
Bo Linton
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

